Form 10-K
period 1993-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 1994-03-29
CIK 7974

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

                                 FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1993

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from                to

                      Commission file number 2-44197

                   ASSOCIATES FIRST CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter)

           DELAWARE                            06-0876639
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

     250 East Carpenter Freeway,                              75062-2729
           Irving, Texas                                      (Zip Code)
(Address of principal executive offices)

            Registrant's telephone number, including area code
                               214-541-4000

        Securities registered pursuant to Section 12(b) of the Act:
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                                   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No.....

State the aggregate market value of the voting stock held by non-affiliates of the registrant - None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  ..X..   - Not Applicable

As of December 31, 1993, the registrant had 250 shares of no par value Common Stock outstanding, which was the only class of Common Stock outstanding of the issuer, all of which were owned by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction J.(1) (a) and (b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                  PART I

ITEM 1. BUSINESS.

    The following description of business is provided in accordance with General Instruction J.(2)(d).

    Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is an indirect subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of First Capital is owned by Ford Holdings, Inc. ("Holdings"). First Capital's principal operating subsidiary is Associates Corporation of North America ("Associates"), the second largest independent finance company in the United States as of September 30, 1993. Unless the context otherwise requires, reference to First Capital or Associates includes each parent company and all its subsidiaries.

    At December 31, 1993, First Capital had 1,390 branch offices in the United States and employed approximately 12,400 persons. Corporate headquarters are located in Irving, Texas.

    First Capital's primary business activities are consumer finance, commercial finance and insurance underwriting. See NOTE 17 to the consolidated financial statements for financial information by business segment.

Consumer Finance

    Consumer finance consists of making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing ("MHO") purchases, and providing other consumer financial services. In addition, First Capital offers insurance to its consumer finance customers.

    Loans made to individuals are secured by mortgages on real property, by liens on personal property (the realizable value of which may be less than the amount of the loans secured) or are unsecured. At December 31, 1993, 74% of the gross outstanding balance of residential real estate-secured receivables was secured by first mortgages. At December 31, 1993, the gross consumer finance receivables included credit card receivables ($3.3 billion) owned or originated by Associates National Bank (Delaware), a subsidiary of First Capital.

    The interest rates currently charged on all types of consumer finance receivables average approximately 16% simple interest per annum. At December 31, 1993, the interest rates charged on approximately 38% of the net consumer finance receivables outstanding varied during the term of the contract at specified intervals in relation to a base rate established at the time the loan was made. State laws establish maximum allowable finance charges for certain consumer loans; approximately 91% of the outstanding gross consumer finance receivables were either not subject to such state maximums, or if subject, such maximum finance charges did not, in most cases, materially restrict the interest rates charged. Original maturities of residential real estate-secured receivables average 147 months and original maturities of other consumer receivables, excluding credit card and manufactured housing receivables, average 35 months. Original maturities of manufactured housing receivables average 240 months.

Commercial Finance

    Commercial finance consists of the purchase of time sales obligations and leases, direct leases and secured direct loans, and sales of other financial services, including automobile club, mortgage banking and relocation services. In addition, First Capital offers insurance to its commercial finance customers.

    The types of equipment financed or leased are heavy-duty trucks, truck trailers, autos and other transportation equipment, construction equipment, machinery used in various manufacturing and distribution processes and communications equipment. Except for lease transactions in which First Capital owns the equipment, liens on the equipment financed secure the receivables. In many cases, First Capital obtains the endorsement or a full or limited repurchase agreement of the seller or the manufacturer of the goods, and in some cases, a portion of the purchase price of the installment obligations is withheld as a reserve.

    At December 31, 1993, the interest rates charged on approximately 13% of the net commercial finance receivables were established to vary during the term of the contract in relation to a base rate. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. The interest rates currently charged on all types of commercial finance receivables average approximately 9% simple interest per annum. Original maturities of the commercial receivables average 36 months.

Volume of Financing

    The following tables set forth the gross volume of finance business by major categories and average size and number of accounts based on gross finance receivables volume (excluding wholesale receivables) for the periods indicated:

       Gross Volume of Finance Receivables Purchased and Loans Made

                                                         Commercial
                                                           Finance
                                Consumer Finance         Heavy-Duty
                           Residential   Installment,    Truck and
                           Real Estate-    MHO and       Industrial
                             Secured     Credit Card     Equipment       Total
                           Receivables   Receivables     Receivables     Gross
                               (a)           (a)             (b)         Volume
                                        (Dollar Amounts in Millions)
Year Ended December 31
  1993                       $4,518.2      $9,381.6       $9,955.1      $23,854.9
                                  19%           39%            42%           100%
  1992                       $4,479.9      $6,939.6       $7,329.6      $18,749.1
                                  24%           37%            39%           100%
  1991                       $5,193.8      $6,671.8       $6,697.3      $18,562.9
                                  28%           36%            36%           100%
  1990                       $1,946.1      $5,153.0       $5,904.3      $13,003.4
                                  15%           40%            45%           100%
  1989                       $1,713.2      $4,024.5       $6,133.6      $11,871.3
                                  14%           34%            52%           100%

(a) Included in 1993 are $182.2 million of gross residential real estate-secured and installment finance receivables attributable to the Allied Finance Company acquisition, and $215.9 million of credit card receivables purchased from Great Western Financial Corporation; included in 1992 are $304.5 million of gross residential real estate-secured and installment finance receivables purchased from Signal Financial Corporation and $795.4 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of First Family Financial Services H. C., Inc.; included in 1991 are $2.7 billion of gross residential real estate-secured receivables and contracts for the purchase of manufactured housing purchased from Ford Motor Credit Company ("Ford Credit"), and $336.5 million of gross installment finance receivables attributable to the acquisition of Kentucky Finance Co., Inc.; and included in 1990 is $605.7 million in gross residential real estate-secured receivables and installment finance receivables attributable to the acquisition of Mellon Financial Services Corporation.
(b) Included in 1993 is $596.9 million of gross heavy-duty truck and truck trailer finance receivables purchased from Mack Financial Corporation; included in 1992 is $56.7 million of gross industrial equipment finance receivables attributable to the acquisition of Trans-National Leasing, Inc.; included in 1991 is $930.9 million of gross industrial equipment finance receivables attributable to the acquisition of Chase Manhattan Leasing Company (Michigan), Inc. (renamed "Clark Credit").

                     Average Size and Number of Accounts
                 Based on Gross Finance Receivables Volume


                                     Consumer Finance           Commercial Finance
                              Residential      Installment,      Heavy-Duty Truck
                              Real Estate-       MHO and          and Industrial
                                Secured        Credit Card           Equipment
                              Receivables      Receivables          Receivables
Year Ended December 31
  1993 Average Size             $46,659            $1,527             $48,216
       Number of Accounts        96,833         6,141,881             113,766
  1992 Average Size             $42,489            $1,511             $41,191
       Number of Accounts       105,436         4,594,106             105,533
  1991 Average Size             $44,253            $1,588             $30,094
       Number of Accounts       117,365         4,201,643             140,962
  1990 Average Size             $36,020            $1,647             $44,308
       Number of Accounts        54,029         3,129,480              80,197
  1989 Average Size             $31,023            $1,428             $41,431
       Number of Accounts        55,222         2,817,470              80,513

    During the year ended December 31, 1993, 23% of the total gross volume of consumer loans, excluding credit card receivables, was made to current creditworthy customers that requested additional funds. The average balance prior to making an additional advance was $9,115 and the average additional advance was $3,112.

Finance Receivables

    The following tables set forth the amounts of gross finance receivables held at year end by major categories and average size and number of accounts held at year end for the years indicated:


               Gross Finance Receivables Held at End of Year


                       Consumer Finance        Commercial Finance
                  Residential   Installment,    Heavy-Duty Truck       Total
                  Real Estate-    MHO and        and Industrial        Gross
                    Secured     Credit Card        Equipment          Finance
                  Receivables   Receivables        Receivables      Receivables
                                  (Dollar Amounts in Millions)

At December 31
  1993             $10,626.0      $9,869.8          $9,077.2         $29,573.0
                         36%           33%               31%              100%
  1992             $ 9,820.0      $8,122.6          $7,672.0         $25,614.6
                         38%           32%               30%              100%
  1991             $ 8,146.0      $7,188.7          $7,209.7         $22,544.4
                         36%           32%               32%              100%
  1990             $ 4,900.5      $5,236.1          $6,310.2         $16,446.8
                         30%           32%               38%              100%
  1989             $ 3,766.4      $4,176.6          $6,144.1         $14,087.1
                         27%           29%               44%              100%

                Average Size and Number of Accounts Based on
               Gross Finance Receivables Held at End of Year


                                    Consumer Finance         Commercial Finance
                               Residential    Installment,    Heavy-Duty Truck
                               Real Estate-     MHO and        and Industrial
                                 Secured      Credit Card         Equipment
                               Receivables    Receivables        Receivables

At December 31
  1993 Average Size              $37,787          $2,489           $31,218
       Number of Accounts        281,206       3,965,781           290,765
  1992 Average Size              $36,725          $2,551           $27,792
       Number of Accounts        267,394       3,183,747           276,055
  1991 Average Size              $33,829          $2,469           $27,506
       Number of Accounts        240,798       2,910,995           262,110
  1990 Average Size              $33,928          $2,097           $28,002
       Number of Accounts        144,438       2,496,411           225,349
  1989 Average Size              $32,310          $2,055           $28,357
       Number of Accounts        116,570       2,032,490           216,670

    The ten largest customer accounts at December 31, 1993, other than accounts with affiliates (as described in NOTE 14 to the consolidated financial statements), represented 0.8% of the total gross finance receivables outstanding. Of such ten accounts, five were secured by heavy-duty trucks or truck trailers, two were secured by construction equipment, two were secured by a manufacturer's endorsement and related to communications equipment and one was secured by auto leasing arrangements. At December 31, 1993, the largest gross balance outstanding in such accounts was $31.2 million and the average gross balance was $24.9 million.

Credit Loss and Delinquency Experience

    The credit loss experience, net of recoveries, of the finance business for the years indicated is set forth in the following table (dollar amounts in millions):

                                             Year Ended or at December 31
                                         1993    1992    1991    1990    1989

NET CREDIT LOSSES
  Consumer Finance
    Amount                              $371.3  $382.9  $354.2  $254.2  $186.1
    % of Average Net Receivables         2.19%   2.64%   2.84%   3.06%   2.59%
    % of Receivables Liquidated          3.41    4.57    5.65    5.51    5.05

  Commercial Finance
    Amount                              $ 22.4  $ 41.8  $ 34.6  $ 23.4  $ 11.7
    % of Average Net Receivables          .30%    .64%    .60%    .44%    .22%
    % of Receivables Liquidated           .26     .61     .61     .41     .20

  Total Net Credit Losses
    Amount                              $393.7  $424.7  $388.8  $277.6  $197.8
    % of Average Net Receivables         1.61%   2.02%   2.13%   2.03%   1.59%
    % of Receivables Liquidated          2.03    2.80    3.24    2.69    2.09

ALLOWANCE FOR LOSSES
  Balance at End of Period              $808.9  $699.2  $590.9  $449.7  $390.1
  % of Net Receivables                   3.07%   3.06%   2.93%   3.02%   3.07%

    The allowance for losses on finance receivables is based on percentages of net finance receivables established by management for each major category of receivables based on historical loss experience, plus an amount for possible adverse deviation from historical experience. Additions to the allowance are charged to the provision for losses on finance receivables.
An analysis of changes in the allowance for losses is included in NOTE 4 to the consolidated financial statements.

    Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy provides for charge-off of various types of accounts as follows: consumer direct installment receivables, except those collateralized by residential real estate, are charged to the allowance for losses when no cash payment has been received for six months; credit card receivables are charged to the allowance for losses when the receivable becomes contractually six months delinquent; all other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually one year delinquent. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

    Delinquency on consumer residential real estate-secured and direct installment and credit card receivables is determined by the date of the last cash payment received from the customer (recency of payment basis), a delinquent loan being one on which the customer has paid no cash whatsoever for a period of time. It is not First Capital's policy to accept token payments on delinquent accounts. A delinquent account on all types of receivables, other than consumer residential real estate-secured and direct installment and credit card receivables, is one on which the customer has not made payments as contractually agreed (contractual payment basis).

 Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management.

    The following tables show (i) the gross account balances delinquent sixty through eighty-nine days, ninety days and more, and total gross balances delinquent sixty days and more; and (ii) total gross balances delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                                   Gross Balances Delinquent
                                                                     Total
             60 through 89 days         90 days and more        60 days and more
                             % of                     % of                    % of
              No.            Out-     No.             Out-     No.            Out-
              of            stand-    of             stand-    of            stand-
            Accts.   Amt.    ings   Accts.    Amt.    ings   Accts.    Amt.   ings
At Dec. 31
  1993      47,431  $191.1   .65%   51,956   $236.9   .80%   99,387   $428.0  1.45%
  1992      47,621   184.2   .72    46,142    237.4   .93    93,763    421.6  1.65
  1991      45,247   205.7   .91    55,985    315.4  1.40   101,232    521.1  2.31
  1990      42,184   162.8   .99    49,391    249.7  1.52    91,575    412.5  2.51
  1989      30,730   128.0   .91    40,129    220.3  1.56    70,859    348.3  2.47

                     Gross                   Gross
               Consumer Finance        Commercial Finance         Total Gross
                        Balances                Balances                 Balances
                       Delinquent              Delinquent               Delinquent
                         60 days                 60 days                  60 days
                        and more                and more                 and more
            Total             % of   Total            % of                    % of
             Out-             Out-    Out-            Out-    Out-            Out-
            stand-           stand-  stand-          stand-  stand-          stand-
             ings     Amt.    ings    ings    Amt.    ings    ings     Amt.   ings
At Dec. 31
  1993     $20,495.8 $380.1  1.85%  $9,077.2 $ 47.9   .53% $29,573.0  $428.0  1.45%
  1992      17,942.6  358.9  2.00    7,672.0   62.7   .82   25,614.6   421.6  1.65
  1991      15,334.7  392.0  2.56    7,209.7  129.1  1.79   22,544.4   521.1  2.31
  1990      10,136.6  282.4  2.79    6,310.2  130.1  2.06   16,446.8   412.5  2.51
  1989       7,943.0  216.7  2.73    6,144.1  131.6  2.14   14,087.1   348.3  2.47

 Insurance Underwriting

    First Capital is engaged in the property and casualty and accidental death and dismemberment insurance business through Associates Insurance Company ("AIC") and in the credit life, credit accident and health insurance business through Associates Financial Life Insurance Company ("AFLIC"), principally for customers of the finance operations of First Capital. At December 31, 1993, AIC was licensed to do business in 50 states, the District of Columbia and Canada, and AFLIC was licensed to do business in 49 states and the District of Columbia. In addition, First Capital receives compensation for certain insurance programs underwritten by other companies through marketing arrangements in a number of states.

    The operating income produced by the finance operations' sale of insurance products is included in the respective finance operations' operating income.

    The following table sets forth the net property and casualty insurance premiums written by major lines of business for the years indicated (in millions):

                                                 Year Ended December 31
                                          1993    1992    1991    1990    1989

    Automobile Physical Damage           $ 97.6  $ 79.9  $ 69.2  $ 86.8  $ 85.0
    Fire and Extended Coverage             41.3    27.8    15.8    31.2    30.7
    Other Liability (a)                    20.1    25.0    23.6    17.0    14.5
      Total Net Premiums Written         $159.0  $132.7  $108.6  $135.0  $130.2

(a) Includes contractual liability for auto club road service program.

    The following table sets forth the aggregate premium income relating to credit life, credit accident and health and accidental death and dismemberment insurance for the years indicated, and the life insurance in force at the end of each respective year (in millions):

                                              Year Ended or at December 31
                                        1993     1992     1991     1990     1989
    Premium Income                    $  111.4 $   92.6 $   83.5 $   79.7 $   78.9
    Life Insurance in Force            6,953.9  6,110.4  5,533.6  4,770.4  5,079.8

    The following table summarizes the revenue of the insurance operation for the years indicated (in millions):

                                                 Year Ended December 31
                                          1993    1992    1991    1990    1989

    Premium Revenue (a)                  $242.2  $209.9  $202.5  $212.7  $196.9
    Investment Income                      38.4    41.5    53.3    58.4    56.3
      Total Revenue                      $280.6  $251.4  $255.8  $271.1  $253.2

(a) Includes compensation for insurance programs underwritten by other companies through marketing arrangements.

Competition and Regulation

    The interest rates charged for the various classes of receivables of First Capital's finance business vary with the type of risk and maturity of the receivable and are generally affected by competition, current interest rates and, in some cases, governmental regulation. In addition to competition with finance companies, competition exists with, among others, commercial banks, thrift institutions, credit unions and retailers.

    Consumer finance operations are subject to detailed supervision by state authorities under legislation and regulations which generally require finance companies to be licensed and which, in many states, govern interest rates and charges, maximum amounts and maturities of credit and other terms and conditions of consumer finance transactions, including disclosure to a debtor of certain terms of each transaction. Licenses may be subject to revocation for violations of such laws and regulations. In some states, the commercial finance operations are subject to similar laws and regulations. Customers may seek damages for violations of state and Federal statutes and regulations governing lending practices, interest rates and other charges. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative residential real estate-secured receivables, except in those states which have specifically opted out of such preemption. Certain Federal and state statutes and regulations, among other things, require disclosure of the finance charges in terms of an annual percentage rate, make credit discrimination unlawful on a number of bases, require disclosure of a maximum rate of interest on variable or adjustable rate mortgage loans, and limit the types of security that may be taken in connection with non-purchase money consumer loans. Federal and state legislation in addition to that mentioned above has been, and from time to time may be, introduced which seeks to regulate the maximum interest rate and/or other charges on consumer finance receivables, including credit cards.

    Associates National Bank (Delaware) (the "Bank"), is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation is regulated by the FDIC and the Utah Department of Financial Institutions. Areas subject to regulation by these agencies include capital adequacy, loans, deposits, consumer protection, the payment of dividends and other aspects of operations.

    The insurance business is subject to detailed regulation, and premiums charged on certain lines of insurance are subject to limitation by state authorities. Most states in which insurance subsidiaries of First Capital are authorized to conduct business have enacted insurance holding company legislation pertaining to insurance companies and their affiliates. Generally, such laws provide, among other things, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates.

    It is not possible to forecast the nature or the effect on future earnings or otherwise of present and future legislation, regulations and decisions with respect to the foregoing, or other related matters.

ITEM 2. PROPERTIES.

    The furniture, equipment and other physical property owned by First Capital and its subsidiaries represent less than 1% of total assets at December 31, 1993 and are therefore not significant in relation to total assets. The branch finance operations are generally conducted on leased premises under short-term operating leases normally not exceeding five years.

  ITEM 3. LEGAL PROCEEDINGS.

    Because the finance and insurance businesses involve the collection of numerous accounts, the validity and priority of liens, and loss or damage claims under many types of insurance policies, the finance and insurance subsidiaries of First Capital are plaintiffs and defendants in numerous legal proceedings, including class action lawsuits. Neither First Capital nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by First Capital and its subsidiaries or, if such proceedings constitute other than routine litigation, in which there is a reasonable possibility of an adverse decision which could have any material adverse effect upon the financial condition of First Capital. There are no proceedings pending or, to the Company's knowledge, threatened by or on behalf of any administrative board or regulatory body which would materially affect or impair the right of First Capital or any of its subsidiaries to carry on any of their respective businesses.
                                  PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted in accordance with General Instruction J.(2)(c) to Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    All of the outstanding Common Stock of First Capital is owned by Ford Holdings, Inc. There is no market for First Capital stock.

    Dividends on the Common Stock are paid when declared by the Board of Directors. Annual Common Stock dividends of $226.0 million and $190.0 million were paid during the years ended December 31, 1993 and 1992, respectively.

    Associates, First Capital's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements, including limitations on the payment of dividends. See Liquidity/Capital Resources under Item 7, herein, for a description of such limitations.

ITEM 6. SELECTED FINANCIAL DATA.

    The information that follows is being provided in lieu of the information called for by Item 6 of Form 10-K, in accordance with General Instruction J.(2)(a) to Form 10-K.

    The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1993. The information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying footnotes included elsewhere in this report (dollar amounts in millions):

                                         Year Ended or at December 31
                             1993(a)   1992(a)      1991       1990     1989(b)
Consolidated Statement
 of Earnings Information
  Revenue                  $ 3,705.6  $ 3,346.6  $ 3,187.1  $ 2,725.5  $ 2,291.5
  Interest Expense           1,340.5    1,281.4    1,347.8    1,217.3    1,065.7
  Provision for Losses on
   Finance Receivables         476.1      512.6      434.2      309.6      228.6
  Earnings from Domestic
   Operations                  751.8      606.4      540.4      448.0      368.4
  Earnings from Foreign
   Operations and AFSL (c)                                                  67.6
  Net Earnings (d)             470.1      382.8      347.3      287.8      279.2
  Ratio of Earnings to
   Fixed Charges (e)            1.56       1.47       1.40       1.37       1.34

Consolidated Balance Sheet
 Information
  Finance Receivables
    Consumer Finance       $20,495.8  $17,942.6  $15,334.7  $10,136.6  $ 7,943.0
    Commercial Finance       9,077.2    7,672.0    7,209.7    6,310.2    6,144.1
      Total Receivables     29,573.0   25,614.6   22,544.4   16,446.8   14,087.1
  Unearned Finance Income    3,208.2    2,781.0    2,395.5    1,574.4    1,395.4
  Allowance for Losses on
   Finance Receivables         808.9      699.2      590.9      449.7      390.1
  Total Assets              27,695.6   24,034.3   21,551.3   16,880.5   15,057.2
  Notes Payable             10,208.2    8,919.6    8,327.6    6,186.3    5,821.0
  Long-term Debt            13,600.8   11,870.4   10,223.4    8,392.8    7,040.4
  Stockholder's Equity       2,506.4    2,062.0    1,868.1    1,375.1    1,232.4

(a) During 1993 and 1992, the Company made a number of acquisitions.  See
    NOTE 3 to the consolidated financial statements.
(b) The Consolidated Balance Sheet at December 31, 1989 has been audited. The Consolidated Statement of Earnings for the year ended December 31, 1989 has not been audited.
(c) The Company's foreign operations and Associates Federal Savings and Loan ("AFSL") were transferred out of the Company prior to Ford's acquisition of First Capital on October 31, 1989. Net earnings for the period ended December 31, 1989 include the after-tax operating results of the transferred operations through the date of transfer (October 30, 1989).
(d) 1992 is net of $10.4 million representing the cumulative effect of changes in accounting principles; 1989 includes the after-tax operating results of the foreign operations and AFSL through October 30, 1989.
(e) For purposes of computing the Ratio of Earnings to Fixed Charges, "Earnings" represent earnings from domestic operations before provision for income taxes and cumulative effect of changes in accounting principles, plus fixed charges. "Fixed Charges" (from domestic operations) represent interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following management's narrative analysis of the results of operations is provided in lieu of management's discussion and analysis, in accordance with General Instruction J.(2)(a) to Form 10-K.

Results of Operations

    REVENUE - Total revenue for the year ended December 31, 1993 increased $359.0 million (11%), compared with the year ended December 31, 1992. The components of the increase were as follows:

    Finance charges increased $316.0 million (11%), primarily caused by an increase in average net finance receivables outstanding, which was partially offset by a decrease in average revenue rates. Average net finance receivables outstanding were $24.4 billion and $21.0 billion for the years ended December 31, 1993 and 1992, respectively, a 16% increase. Total net finance receivables increased by approximately $3.5 billion (15%) from December 31, 1992 to December 31, 1993. Of the total growth, 23% was in the residential real estate-secured portfolio, 20% was in the direct installment and credit card portfolios, 19% was in the manufactured housing and other portfolios, 23% was in the heavy-duty truck portfolio and 15% was in the industrial equipment portfolio. The growth was due, in part, to the acquisitions of finance businesses or finance receivables of Allied Finance Company (April 1993), and Mack Financial Corporation and Great Western Financial Corporation (September 1993) as described in NOTE 3 to the consolidated financial statements. The average revenue rates on aggregate net receivables were 13.4% and 14.1% for the years ended December 31, 1993 and 1992, respectively. The decline in the average revenue rates was principally due to changes in market conditions, including lower prevailing market rates affecting yields on new business and variable and adjustable rate loans, and a shift in the loan portfolio mix toward a higher percentage of commercial loans, which generally have lower yields than consumer loans.

    Insurance premiums increased $32.3 million (15%) as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $10.7 million (6%), due to an increase in fee-based financial services revenue, which was partially offset by a decrease in interest income from loans to former foreign subsidiaries of First Capital as a result of decreased balances outstanding, and a general decrease in the interest rates on investments.

    EXPENSES - Total expenses for the year ended December 31, 1993 increased $213.6 million (8%), compared with the year ended December 31, 1992. The components of the increase were as follows:

    Interest expense increased $59.1 million (5%). This change was caused by an increase in average outstanding debt ($186.7 million) attributable to higher net finance receivables outstanding, which was partially offset by a decrease in average interest rates ($127.6 million). The annual average interest rates on total debt, including amortization of discount and issuance expense, were as follows:

                                                              Year Ended
                                                              December 31
                                                           1993         1992

    Short-term Debt                                        3.11%        3.68%
    Long-term Debt                                         8.03         8.78
    Total Debt                                             5.94         6.55

The net interest margin was 7.92% and 7.98% for the years ended December 31, 1993 and 1992, respectively.

    Operating expenses increased $176.1 million (21%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses decreased by $36.5 million (7%), primarily due to decreased losses. Net credit losses, measured in dollars and as a percent of average net finance receivables, declined during the twelve-month period ended December 31, 1993, compared to the same period ended December 31, 1992. The allowance for losses increased $109.7 million (16%) to $808.9 million at December 31, 1993 from $699.2 million at December 31, 1992. The increase primarily relates to the growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, remained at a relatively constant level at December 31, 1993 (3.07%) compared to December 31, 1992 (3.06%). The allowance for losses is maintained at a level which considers, among other factors, historical loss experience, possible deviations from historical loss experience and varying economic conditions.

    Insurance benefits paid or provided increased $14.9 million (15%) in 1993, primarily due to an increase in property and casualty insurance claims.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES - As a result of the aforementioned changes, earnings before provision for income taxes and cumulative effect of changes in accounting principles increased $145.4 million (24%) during 1993.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.5% and 35.2% of earnings before provision for income taxes for the years ended December 31, 1993 and 1992, respectively. The increase in the effective tax rate is primarily related to an increase in the Federal statutory rate and the method of computing state taxes as described in NOTE 8 to the consolidated financial statements.

    EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES - Earnings before cumulative effect of changes in accounting principles increased $76.9 million (20%) during 1993.

    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES - In 1992, the Company recorded a one-time charge of $10.4 million relating to the adoption of two new accounting standards. See NOTE 2 to the consolidated financial statements for additional information.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $87.3 million (23%) during 1993.

Liquidity/Capital Resources

    The following sets forth liquidity and capital resources for First Capital and its subsidiaries other than Associates and its subsidiaries.

    First Capital's primary sources of funds have been (i) borrowings from both commercial banks and the public and (ii) borrowings and dividends from Associates. The amount of dividends which may be paid by Associates is limited by certain provisions of its outstanding debt and revolving credit agreements. A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any one year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at December 31, 1993, $221.9 million was available for dividends. A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1993, Associates tangible net worth was approximately $2.9 billion. A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at December 31, 1993 and 1992, amounted to 1.5% and 1.2%, respectively, of its aggregate gross receivables as of those dates.

    At December 31, 1993, First Capital had contractually committed bank lines of credit of $75.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During 1993, First Capital raised $209.3 million through public and private offerings of medium- and long-term debt.

    The following sets forth liquidity and capital resources for Associates:

    Associates endeavors to maximize its liquidity by diversifying its sources of funds, which include: (i) its operations; (ii) the issuance of commercial paper; (iii) the issuance of unsecured intermediate-term debt in the public and private markets; (iv) borrowings available from short-term and revolving credit facilities with commercial banks; and (v) receivables purchase facilities.

   Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during 1993 was 3.11%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the year ended December 31, 1993, Associates raised $3.6 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 5.64% and 6.5 years, respectively.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. At December 31, 1993, short-term bank lines and revolving credit facilities with banks totaled $8.2 billion, none of which was in use at that date. These facilities represented 80% of net short-term borrowings outstanding at December 31, 1993. Bank lines and revolvers may be withdrawn only under certain standard conditions. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05% to .25% of 1% per annum of the amount of the facilities.

    At December 31, 1993 and 1992, Associates short-term debt, as defined, as a percent of total debt was 52%. Short-term debt, for purposes of this computation, includes the current portion of long-term debt but excludes short-term investments. See NOTES 5, 6 and 7 to the consolidated financial statements for a description of credit facilities, notes payable and long-term debt, respectively.

Recent Accounting Pronouncements

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postretirement Benefits" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The adoption of these standards was not significant to the Company's consolidated financial statements.

    The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" effective 1995, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective 1994, and SFAS No. 116, "Accounting for Contributions Received and Contributions Made" effective 1995. Adoption of these pronouncements is not expected to be significant to the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                     REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates First Capital Corporation

    We have audited the consolidated financial statements and the financial statement schedule listed in Item 14(a) of this Form 10-K of Associates First Capital Corporation (an indirect subsidiary of Ford Motor Company). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in NOTE 2 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefit costs other than pensions and income taxes.





                                              COOPERS & LYBRAND

Dallas, Texas
February 1, 1994

                   ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF EARNINGS
                               (In Millions)




                                                      Year Ended December 31
                                                    1993       1992       1991

REVENUE
  Finance charges                                 $3,276.3   $2,960.3   $2,786.9
  Insurance premiums                                 242.2      209.9      202.5
  Investment and other income                        187.1      176.4      197.7
                                                   3,705.6    3,346.6    3,187.1

EXPENSES
  Interest expense                                 1,340.5    1,281.4    1,347.8
  Operating expenses                               1,022.3      846.2      773.6
  Provision for losses on finance
   receivables - NOTE 4                              476.1      512.6      434.2
  Insurance benefits paid or provided                114.9      100.0       91.1
                                                   2,953.8    2,740.2    2,646.7

EARNINGS BEFORE PROVISION FOR INCOME
 TAXES AND CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                            751.8      606.4      540.4
PROVISION FOR INCOME TAXES - NOTE 8                  281.7      213.2      193.1
EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                    470.1      393.2      347.3
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES - NOTE 2                                 (10.4)

NET EARNINGS                                      $  470.1   $  382.8   $  347.3





              See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)


                                                                 December 31
                                                              1993          1992

                                    ASSETS
CASH AND CASH EQUIVALENTS                                   $   290.3    $   204.3
INVESTMENTS IN MARKETABLE SECURITIES - NOTE 16                  633.7        507.3
FINANCE RECEIVABLES - NOTE 3
  Consumer Finance                                           20,495.8     17,942.6
  Commercial Finance                                          9,077.2      7,672.0
    Total finance receivables                                29,573.0     25,614.6
  Less
    Unearned finance income                                   3,208.2      2,781.0
    Allowance for losses on finance receivables - NOTE 4        808.9        699.2
                                                             25,555.9     22,134.4
OTHER ASSETS - NOTE 13                                        1,215.7      1,188.3
      Total assets                                          $27,695.6    $24,034.3

                   LIABILITIES AND STOCKHOLDER'S EQUITY
NOTES PAYABLE - NOTE 6
  Commercial Paper                                          $ 9,735.8    $ 8,453.6
  Bank Loans                                                    472.4        466.0
ACCOUNTS PAYABLE AND ACCRUALS                                   950.4        821.8
INSURANCE POLICY AND CLAIMS RESERVES                            429.8        360.5
LONG-TERM DEBT - NOTES 7 and 9                               13,600.8     11,870.4
STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares authorized,
   issued and outstanding, at stated value                       47.0         47.0
  Paid-in Capital - NOTE 14                                     904.4        704.4
  Retained Earnings                                           1,551.0      1,306.9
  Unrealized Gain on Marketable Equity Securities                 4.0          3.7
      Total stockholder's equity                              2,506.4      2,062.0
      Total liabilities and stockholder's equity            $27,695.6    $24,034.3



              See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                               (In Millions)


                                                    Unrealized
                                                      (Loss)
                                                     Gain on
                                                    Marketable       Total
                       Common  Paid-in  Retained      Equity      Stockholder's
                       Stock   Capital  Earnings    Securities       Equity

DECEMBER 31, 1990       $47.0  $388.4   $  939.8      $(0.1)        $1,375.1
  Net Earnings                             347.3                       347.3
  Contributions from
   Parent                       316.0                                  316.0
  Cash Dividends                          (173.0)                     (173.0)
  Current Period
   Adjustment                                           2.7              2.7

DECEMBER 31, 1991        47.0   704.4    1,114.1        2.6          1,868.1
  Net Earnings                             382.8                       382.8
  Cash Dividends                          (190.0)                     (190.0)
  Current Period
   Adjustment                                           1.1              1.1

DECEMBER 31, 1992        47.0   704.4    1,306.9        3.7          2,062.0
  Net Earnings                             470.1                       470.1
  Contributions from
   Parent - NOTE 14             200.0                                  200.0
  Cash Dividends                          (226.0)                     (226.0)
  Current Period
   Adjustment                                           0.3              0.3

DECEMBER 31, 1993       $47.0  $904.4   $1,551.0      $ 4.0         $2,506.4





                   See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)

                                                 Year Ended December 31
                                            1993          1992          1991

Cash Flows from Operating Activities
  Net earnings                           $    470.1    $    382.8    $    347.3
  Adjustments to net earnings for
   noncash items:
    Provision for losses on finance
     receivables                              476.1         512.6         434.2
    Depreciation and amortization             214.5         105.6          93.6
    Increase in accounts payable
     and accruals                             195.0          28.4         168.1
    Increase (decrease) in insurance
     policy and claims reserves                69.3          22.5          (8.6)
    Deferred income taxes                     (75.9)        (21.6)          4.0
  Cumulative effect of changes in
   accounting principles                                     10.4
  Other                                         0.3           1.1           2.7
        Net cash provided from
         operating activities               1,349.4       1,041.8       1,041.3

Cash Flows from Investing Activities
  Finance receivables originated or
   purchased                              (21,344.1)    (15,960.5)    (14,895.3)
  Finance receivables liquidated           18,053.5      13,834.2      10,536.5
  Acquisitions of other finance
   businesses, net                           (293.0)       (461.4)       (860.3)
  Securities purchased                       (579.9)       (382.1)       (179.1)
  Securities sold and matured                 453.9         369.5         184.8
  (Increase) decrease in other assets         (79.9)        158.8         270.0
  Decrease (increase) in real estate
   loans held for sale                          0.8         (64.9)         33.4
        Net cash used for investing
         activities                        (3,788.7)     (2,506.4)     (4,910.0)
Cash Flows from Financing Activities
  Issuance of long-term debt                3,770.7       3,282.3       2,995.0
  Increase in notes payable                   820.9         592.0       2,141.3
  Cash dividends                             (226.0)       (190.0)       (173.0)
  Retirement of long-term debt             (2,040.3)     (2,219.2)     (1,418.9)
  Capital contributions                       200.0                       154.0
        Net cash provided from
         financing activities               2,525.3       1,465.1       3,698.4
Increase (decrease) in cash and
 cash equivalents                              86.0           0.5        (170.3)
Cash and cash equivalents at
 beginning of period                          204.3         203.8         374.1
Cash and cash equivalents at end
 of period                               $    290.3    $    204.3    $    203.8
Cash paid for:
  Interest                               $  1,338.3    $  1,269.8    $  1,290.6
  Income taxes                           $    371.7    $    233.1    $    175.1


              See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is an indirect subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of First Capital is owned by Ford Holdings, Inc. ("Holdings"). Associates Corporation of North America ("Associates") is the principal operating subsidiary of First Capital.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies:

  BASIS OF CONSOLIDATION

The accompanying consolidated financial statements consolidate First Capital and its subsidiaries. Amounts of goodwill relating to acquisitions are being amortized by the straight-line method over periods not exceeding forty years. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

  REVENUE RECOGNITION

Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are generally suspended on accounts more than 30 days contractually delinquent. At December 31, 1993 and 1992, net finance receivables on which revenue was not accrued approximated $366.5 million and $385.9 million, respectively.

Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

Gains and losses on investments in marketable securities are included in revenue when realized. The cost of such securities sold is determined by the specific identification method. Investment income is recorded as revenue when earned.

  ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

The allowance for losses on finance receivables is based on percentages of net finance receivables established by management for each major category of receivables based on historical loss experience, plus an amount for possible adverse deviation from historical experience. Additions to the allowance are charged to the provision for losses on finance receivables.

Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy provides for charge-off of various types of accounts as follows: consumer direct installment receivables, except those collateralized by residential real estate, are charged to the allowance for losses when no cash payment has been received for six months; credit card receivables are charged to the allowance for losses when the receivable becomes contractually six months delinquent; all other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed, and the receivable has become contractually one year delinquent.

  INSURANCE RESERVES

The reserves for future benefits and refunds upon cancellation of credit life and health insurance and property and casualty insurance are provided for in the unearned premium reserve for such business. In addition, reserves for reported claims on credit accident and health insurance are established based on standard morbidity tables used in the insurance business for such purposes. Claim reserves for reported property and casualty insurance claims are based on estimates of costs and expenses to settle each claim.
Additional amounts of reserves, based on prior experience and insurance in force, are provided for each class of insurance for claims which have been incurred but not reported as of the balance sheet date.

  FEDERAL INCOME TAXES

First Capital and its subsidiaries are included in the consolidated Federal income tax return of Holdings. The provision for income taxes is computed on a separate return basis. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Prior to 1992, the provision for income taxes was based on income and expenses included in the accompanying consolidated financial statements. Differences between taxes so computed and taxes payable are classified as deferred taxes arising from timing differences.

  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the Consolidated Balance Sheet approximate fair value.

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The consolidated financial statements present the information required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments". Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgement. Changes in assumptions could have a material impact on these estimates.

  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The adoption of these standards was not significant to the Company's consolidated financial statements.

Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". The Company recorded a one-time cumulative effect of changes in accounting principles of $10.4 million consisting of a $40.2 million after-tax charge relating to SFAS 106 and a $29.8 million benefit relating to SFAS 109. See NOTES 11 and 8 to the consolidated financial statements for additional information.

NOTE 3 - FINANCE RECEIVABLES

  COMPOSITION OF FINANCE RECEIVABLES

At December 31, 1993 and 1992, finance receivables consisted of the following (in millions):

                                                    1993             1992

   Consumer Finance
     Residential real estate-secured
      receivables                                $10,626.0        $ 9,820.0
     Direct installment and credit card
      receivables                                  6,060.2          5,276.8
     Manufactured housing and other
      installment receivables                      3,809.6          2,845.8
                                                  20,495.8         17,942.6

   Commercial Finance
     Heavy-duty truck receivables                  4,333.7          3,500.2
     Other industrial equipment receivables        4,743.5          4,171.8
                                                   9,077.2          7,672.0
                                                  29,573.0         25,614.6
   Unearned Finance Income                        (3,208.2)        (2,781.0)
     Net finance receivables                     $26,364.8        $22,833.6

The estimated maturities of gross finance receivables, at December 31, 1993, during subsequent years were as follows (in millions):

                                        Consumer     Commercial
   Year Due                             Finance       Finance         Total

     1994                              $ 3,193.6      $4,040.6      $ 7,234.2
     1995                                2,561.1       2,395.4        4,956.5
     1996                                2,194.0       1,540.0        3,734.0
     1997                                1,590.1         780.2        2,370.3
     1998 and thereafter                10,957.0         321.0       11,278.0
                                       $20,495.8      $9,077.2      $29,573.0

Estimated maturities are based on contractual terms and do not give effect to possible prepayments.

Included in other industrial equipment receivables are direct financing leases as follows (in millions):

                                                            December 31
                                                        1993           1992

    Minimum lease rentals                             $1,882.1       $1,630.1
    Unguaranteed residual values                          26.4           24.8
      Future minimum lease rentals                     1,908.5        1,654.9
    Unearned finance income                             (256.2)        (230.9)
    Allowance for losses on finance receivables          (42.0)         (36.5)
      Net investment in direct financing leases       $1,610.3       $1,387.5

Future minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1993 are as follows (in millions): 1994 - $632.1; 1995 - $513.7; 1996 - $380.8; 1997 - $234.1; 1998 - $108.9; 1999 and
thereafter - $38.9.

  ESTIMATED FAIR VALUE OF NET FINANCE RECEIVABLES

The estimated fair value of net finance receivables at December 31, 1993 was approximately $27.8 billion. In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

  DISPERSION OF FINANCE RECEIVABLES

The Company has geographically dispersed finance receivables portfolios. At December 31, 1993, the finance receivables were dispersed among 50 states, with four percent or more of the receivables in the states of California (11%), Florida (7%), Texas (6%), Georgia (5%), Illinois (4%), North Carolina (4%), New York (4%) and Pennsylvania (4%). The ten largest customer accounts at December 31, 1993, other than accounts with affiliates, represented 0.8% of the total gross finance receivables outstanding. The largest gross balance outstanding in such accounts was $31.2 million and the average gross balance was $24.9 million.

  ACQUISITIONS OF FINANCE BUSINESSES AND FINANCE RECEIVABLES

During the year ended December 31, 1993, the Company made acquisitions of finance businesses and finance receivables, the most significant of which were as follows:

  In April 1993, Associates purchased the stock of Allied Finance Company, with assets primarily consisting of $146 million of net consumer finance receivables, principally comprised of residential real estate-secured, direct installment and indirect installment receivables. The fair market value of total assets acquired and liabilities assumed was $197 million and $112 million, respectively. The transaction was accounted for as a purchase.

  In September 1993, Associates purchased the assets of Mack Financial Corporation, the financing division of Mack Trucks, Inc., consisting of $552 million of net commercial finance receivables, principally secured by heavy-duty trucks and truck trailers. The fair market value of total assets acquired and liabilities assumed was $587 million and $380 million, respectively. The transaction was accounted for as a purchase.

  In September 1993, Associates acquired the credit card portfolio of Great Western Financial Corporation. The outstanding balances totaled $216 million.

During the year ended December 31, 1992, the Company made acquisitions of finance businesses, the most significant of which were as follows:

  In April 1992, Associates purchased from Signal Financial Corporation $290 million of net consumer finance receivables. The receivables consisted primarily of direct installment and residential real estate-secured loans. The fair market value of total assets acquired and liabilities assumed was $303 million and $2 million, respectively. The transaction was accounted for as a purchase.

  In November 1992, Associates purchased substantially all the assets of First Family Financial Services H.C., Inc. Such assets included $546 million of net consumer finance receivables, principally residential real estate-secured and direct installment loans. The fair market value of total assets acquired and liabilities assumed was $697 million and $543 million, respectively. The transaction was accounted for as a purchase.

  In December 1992, First Capital purchased the stock of Trans-National Leasing, Inc. Approximately $48 million of net commercial finance receivables relating to the financing of fleet vehicles was acquired in the transaction. The fair market value of assets acquired and liabilities assumed was $52 million and $45 million, respectively. The transaction was accounted for as a purchase. Trans-National Leasing, Inc. was subsequently merged with an affiliate and contributed by First Capital to Associates in December 1992. See NOTE 14 to the consolidated financial statements for additional information.

NOTE 4 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                Year Ended December 31
                                              1993       1992       1991

  Balance at beginning of period            $ 699.2    $ 590.9    $ 449.7
    Provision for losses                      476.1      512.6      434.2
    Recoveries on receivables
     charged off                               88.5       72.6       53.7
    Losses sustained                         (482.2)    (497.3)    (442.5)
    Other adjustments, primarily
     reserves of acquired businesses           27.3       20.4       95.8

  Balance at end of period                  $ 808.9    $ 699.2    $ 590.9

NOTE 5 - BANK CREDIT FACILITIES

First Capital had contractually committed bank lines of credit of $75.0 million at December 31, 1993. Additionally, at December 31, 1993, Associates, the principal operating subsidiary of First Capital, had contractually committed lines of credit at 112 banks, aggregating $3.1 billion, with various maturities through December 31, 1994, none of which was utilized at December 31, 1993. Also at December 31, 1993, Associates had agreements with 101 banks extending revolving credit facilities of $4.1 billion, with maturity dates ranging from February 1, 1994 through October
1, 1997, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 15, 1994 and $500.0 million of which is available through April 30, 1995; none of these facilities was utilized as of December 31, 1993. At December 31, 1993, First Capital had revolving credit facilities of $250.0 million. The aggregate credit facilities available to Associates as of December 31, 1993 were $8.2 billion with 141 banks. Bank lines and revolvers may be withdrawn only under certain standard conditions. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Bank fees incurred during 1993, 1992 and 1991 approximated $9.6 million, $6.8 million and $5.1 million, respectively, and are .05% to .25% of 1% per annum of the amount of the facilities. At December 31, 1993, the Company had outstanding debt agreements that required compensating balances totaling $1.6 million.

NOTE 6 - NOTES PAYABLE

Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from 1 to 270 days. Bank loan terms range from 4 to 7 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                     Commercial         Bank
                                                     Paper Notes        Loans

   Year Ended or at December 31, 1993
     Ending Balance                                   $ 9,735.8        $472.4
     Highest month-end balance                         10,018.7         472.4
     Average daily balance                              9,271.8          11.9
     Weighted average interest rate
       Month ended                                         3.13%         3.84%
       Twelve months ended                                 3.11          3.51
   Year Ended or at December 31, 1992
     Ending Balance                                   $ 8,453.6        $466.0
     Highest month-end balance                          9,043.1         466.0
     Average daily balance                              8,231.4          20.5
     Weighted average interest rate
       Month ended                                         3.22%         3.51%
       Twelve months ended                                 3.68          3.46
   Year Ended or at December 31, 1991
     Ending Balance                                   $ 7,959.2        $368.4
     Highest month-end balance                          8,146.0         368.4
     Average daily balance                              7,596.9           2.2
     Weighted average interest rate
       Month ended                                         4.79%         5.42%
       Twelve months ended                                 5.90          6.38

 The amounts reported in the Consolidated Balance Sheet approximate fair value.

NOTE 7 - LONG-TERM DEBT

Outstanding balances of long-term debt at December 31 were as follows (in millions):


                                  Interest
                                    Rate
                                    Range     Maturities      1993        1992
Senior:
  Notes                          4.06-15.00%   1994-2010    $13,007.5   $11,250.9
  Investment notes               4.00-10.50    1994-1998        351.4       377.5
                                                             13,358.9    11,628.4

Subordinated and Capital:
  Subordinated                   7.63-12.75    1994-2009        241.2       241.2
  Capital                        4.68- 9.00    1994-2002          0.7         0.8
                                                                241.9       242.0

    Total long-term debt                                    $13,600.8   $11,870.4

The weighted average interest rate for total long-term debt was 7.54% for 1993 and 8.33% for 1992.

The estimated fair value of long-term debt at December 31, 1993 was $14.5 billion. The fair value was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1994, $2,203.1 million; 1995, $2,097.6 million; 1996, $2,334.4 million; 1997, $2,029.6 million; 1998,
$1,316.1 million; and 1999 and thereafter $3,620.0 million.

Certain debt issues contain call provisions or may be subject to repayment provisions at the option of the holder on specified dates prior to the maturity date. At December 31, 1993, approximately 3,500 warrants were outstanding to purchase $154.8 million aggregate principal amount of senior notes at par with interest rates ranging from 7.00% to 10.50%. The warrants are exercisable at various dates through October 1, 1999 at prices ranging from $1,000 to $25,000,000 per warrant. All of the above issues are unsecured except for a $50 million, 8.25% Senior Note due August 15, 2001, which is collateralized by First Capital's corporate offices.

NOTE 8 - PROVISION FOR INCOME TAXES

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted. Among other changes, the Act increased the Federal income tax rate for corporations by one percentage point to 35% effective January 1, 1993. Net income for 1993 included a reduction of $2.1 million in the provision for income taxes as a result of restating deferred tax balances. The favorable effect reflects the higher tax rate applied to the Company's net deferred tax assets.

Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of the accounting change was recognized in the December 31, 1992 Consolidated Statement of Earnings as a one-time increase to net earnings in the amount of $29.8 million.

The following table sets forth the components of the provision for U.S. Federal and State income taxes and deferred income tax (benefit) for the periods indicated (in millions):
                                                 Federal     State      Total
   Year ended December 31, 1993
     Current                                     $337.1      $20.5     $357.6
     Deferred:
       Leasing transactions                         3.6                   3.6
       Finance revenue                              3.9                   3.9
       Provision for losses on finance
        receivables and other                     (83.4)                (83.4)
                                                 $261.2      $20.5     $281.7
   Year ended December 31, 1992
     Current                                     $226.0      $ 8.8     $234.8
     Deferred:
       Leasing transactions                        13.6                  13.6
       Finance revenue                             12.9                  12.9
       Provision for losses on finance
        receivables and other                     (48.1)                (48.1)
                                                 $204.4      $ 8.8     $213.2
   Year ended December 31, 1991
     Current                                     $182.7      $ 6.4     $189.1
     Deferred:
       Leasing transactions                        15.1                  15.1
       Finance revenue                             16.8                  16.8
       Provision for losses on finance
        receivables and other                     (27.9)                (27.9)
                                                 $186.7      $ 6.4     $193.1

In 1993, the Company entered into a tax-sharing agreement with Ford whereby state income taxes are provided on a separate-return basis. Prior to 1993, state income taxes were provided on a consolidated-return basis.

At December 31, 1993 and 1992, the components of the Company's net deferred tax asset were as follows (in millions):

                                                       1993           1992

    Deferred tax assets:
      Provision for losses on finance
       receivables and other                         $ 368.8        $ 301.7
      Postretirement and other employee
       benefits                                         68.1           45.8
                                                       436.9          347.5

    Deferred tax liabilities:
      Leasing transactions                            (145.9)        (143.4)
      Finance revenue and other                       (192.6)        (182.6)
                                                      (338.5)        (326.0)
        Net deferred tax asset                       $  98.4        $  21.5

Due to the Company's earnings levels, no valuation allowance related to the deferred tax asset has been recorded.

The effective tax rate differed from the statutory U.S. Federal income tax rate as follows:
                                                   % of Pretax Income
                                                 Year Ended December 31
                                               1993       1992       1991

   Statutory tax rate                          35.0%      34.0%      34.0%
   State and other                              2.5        1.2        1.7
   Effective tax rate                          37.5%      35.2%      35.7%

NOTE 9 - DEBT RESTRICTIONS

Associates, First Capital's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

  LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at December 31, 1993, $221.9 million was available for dividends.

  LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1993, Associates tangible net worth was approximately $2.9 billion.

  LIMITATION ON AFFILIATE RECEIVABLES

A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at December 31, 1993 and 1992, amounted to 1.5% and 1.2%, respectively, of its aggregate gross receivables as of those dates.

NOTE 10 - LEASE COMMITMENTS

Leases are primarily short-term and generally provide for renewal options not exceeding the original term. Total rent expense for the years ended December 31, 1993, 1992 and 1991 was $43.9 million, $38.3 million, and $34.5 million, respectively. Minimum rental commitments as of December 31, 1993 for all noncancelable leases (primarily office leases) for the years ending December 31, 1994, 1995, 1996, 1997 and 1998, are $37.0 million, $29.8 million, $22.2 million, $11.4 million and $5.1 million, respectively, and $4.6 million thereafter.

NOTE 11 - EMPLOYEE BENEFITS

  DEFINED BENEFIT PLANS

The Company sponsors various qualified and nonqualified pension plans (the "Plan" or "Plans"), which together cover substantially all permanent employees who meet certain eligibility requirements.

Net periodic pension cost for the years indicated includes the following components (in millions):
                                                      December 31 (a)
                                               1993         1992         1991

    Service cost                              $ 10.0       $  8.4       $  6.6
    Interest cost                               18.1         16.1         13.9
    Actual return on Plan assets               (21.6)       (10.0)       (28.4)
    Net amortization                             7.4         (2.5)        19.0
      Net periodic pension cost               $ 13.9       $ 12.0       $ 11.1

The funded status of the Plans is as follows (in millions):

                                                    December 31 (a)
                                             1993                     1992
                                   Qualified  Nonqualified  Qualified  Nonqualified
                                     Plan         Plan        Plan         Plan
    Actuarial present value of
     benefit obligation:
      Vested                        $197.9       $17.5       $152.5       $14.2
      Nonvested                        8.2         0.2          6.4         0.1
    Accumulated benefit obligation   206.1        17.7        158.9        14.3
    Effect of projected future
     salary increases                 62.4         4.0         50.9         3.2
    Projected benefit obligation     268.5        21.7        209.8        17.5
    Plan assets at fair market
     value                           197.5                    179.0
    Excess of plan obligation over
     plan assets                      71.0        21.7         30.8        17.5
    Unamortized transition obliga-
     tion and amendments              (9.4)       (0.7)        (9.7)       (2.7)
    Unamortized net loss             (42.5)       (3.3)        (9.1)       (0.6)
      Accrued pension liability     $ 19.1       $17.7       $ 12.0       $14.2

The projected benefit obligation at December 31, 1993 and 1992 was determined using a discount rate of 7.0% and 8.0%, respectively, projected compensation increases of 6.0% and expected return on plan assets of 9.5%.

A determination of the Federal income tax status related to the qualified Pension Plan has not been requested because the Internal Revenue Service has only recently begun accepting certain qualified pension plan applications. An application is expected to be filed during 1994. If a favorable determination letter is not received, First Capital has agreed to make any changes required to receive a favorable determination letter.

  RETIREMENT SAVINGS AND PROFIT SHARING PLAN

The Company sponsors a defined contribution plan intended to provide assistance in accumulating personal savings for retirement and is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The savings plan has not been submitted to the Internal Revenue Service for approval as a qualified tax-exempt plan. Consequently, the plan provisions are subject to issuance of a favorable determination letter by the Internal Revenue Service. For the years ended December 31, 1993, 1992 and 1991, the Company's pretax contributions to the plan were $14.0 million, $12.1 million and $9.9 million, respectively.

  EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain postretirement benefits through unfunded plans sponsored by First Capital. These benefits are currently provided to substantially all permanent employees who meet certain eligibility requirements. The benefits or the plan can be modified or terminated at the discretion of the Company. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992. As of January 1, 1992, the Company recorded a one-time charge to net earnings of approximately $40.2 million, which represents the estimated accumulated postretirement benefit obligation on that date of $64.9 million, net of deferred income taxes of approximately $20.7 million and amounts recorded as purchase accounting adjustments of approximately $4.0 million. This amount has been reflected in the Consolidated Statement of Earnings as a component of the cumulative effect of changes in accounting principles.

Prior to 1992, the cost of providing these benefits was recognized as a charge to income as claims were paid. The amount paid for postretirement benefits for the years ended December 31, 1993, 1992 and 1991 was approximately $1.5 million, $2.1 million and $1.2 million, respectively.

Net periodic postretirement benefit cost for 1993 and 1992 includes the following components (in millions):
                                                     December 31
                                                   1993       1992

    Service cost                                  $ 4.2       $3.2
    Interest cost                                   6.3        5.8
    Net amortization                               (0.7)
      Net periodic postretirement benefit cost    $ 9.8       $9.0

Accrued postretirement benefit cost at December 31, 1993 and 1992 is composed of the following (in millions):
                                                     December 31
                                                  1993         1992

    Accumulated postretirement benefit
     obligation ("APBO"):
      Retired participants                       $ 33.6       $27.8
      Fully eligible participants                  21.1        15.6
      Other active participants                    30.7        32.8
        total APBO                                 85.4        76.2
      Unamortized amendments                       11.5
      Unrecognized actuarial loss                 (16.8)       (4.4)
        Accrued postretirement benefit cost      $ 80.1       $71.8

For measurement purposes, a 12.50% and 13.32% weighted average annual rate of increase in per capita cost of covered health care benefits was assumed for 1993 and 1992, respectively, decreasing gradually to 5.50% by the year 2009. Discount rates of 7.50% and 8.50% were used in measuring the APBO at December 31, 1993 and 1992, respectively. Increasing the assumed health care cost trend rate by one percentage point each year would increase the APBO as of December 31, 1993 and 1992 by $6.2 million and $5.1 million, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for each year then ended by $0.8 million.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

First Capital and its subsidiaries are defendants in various legal proceedings which arose in the normal course of business. In management's judgment (based upon the advice of counsel) the ultimate liabilities, if any, from such legal proceedings will not have a material adverse effect on the financial position of First Capital.

NOTE 13 - OTHER ASSETS

The components of Other Assets at December 31, 1993 and 1992 were as follows (in millions):

                                                           December 31
                                                       1993           1992

    Balances with related parties - NOTE 14          $  167.5       $  193.2
    Goodwill                                            382.2          405.2
    Other                                               666.0          589.9
      Total other assets                             $1,215.7       $1,188.3

Other assets include residential real estate-secured receivables held for sale by Associates National Mortgage Corporation, a subsidiary of the Company. At December 31, 1993, the aggregate book value was $77.6 million, which approximates estimated fair value. The estimated fair value was determined by discounting expected cash flows from such receivables at current market rates.

NOTE 14 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

  CAPITAL TRANSACTIONS

Effective as of December 15, 1993, First Capital received from Ford Holdings a capital contribution of $200.0 million in the form of cash.

  OTHER TRANSACTIONS AND BALANCES

First Capital, through Associates, provided debt financing to certain of its former foreign subsidiaries. At December 31, 1993 and 1992, amounts due from foreign affiliates totaled $167.5 million and $193.2 million, respectively, and were included in Other Assets. These receivables bear fluctuating interest rates and are payable on demand. Interest income related to these transactions was $21.3 million, $34.0 million and $47.5 million for the years ended December 31, 1993, 1992 and 1991, respectively. The estimated fair value of these receivables was $175.6 million at December 31, 1993.

At December 31, 1992, the gross consumer finance receivables included a participation in consumer receivables of $142.0 million of First Nationwide Bank, FSB, an affiliate of First Capital. This balance was included in Finance Receivables.
The Company provides certain services of an administrative nature, use of certain tangible and intangible assets, including trademarks, guarantees of debt and related interest, and other management services to certain of its foreign affiliates in Japan, Canada, Puerto Rico and the United Kingdom. Such services and usage are charged to the affiliates based on the nature of the service. Fees for such guarantees range from .25% to 1% of the average outstanding debt guaranteed. Management believes the percentages represent fair value. The amounts paid or accrued under these arrangements for the years ended December 31, 1993, 1992 and 1991 were $40.1 million, $35.5 million and $25.3 million, respectively.

At December 31, 1993 and 1992, the Company was a guarantor on debt and related accrued interest of its foreign affiliates in Canada and Puerto Rico amounting to $256.7 million and $154.5 million, respectively.

At December 31, 1993 and 1992, First Capital's current income taxes payable to Holdings amounted to $40.2 million and $45.1 million, respectively.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

The Company maintains cash, cash equivalents, investments, and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

Currency swap contracts are entered into as part of the Company's funding strategy. The Company has an interest rate swap contract acquired as part of a business acquisition. Amounts under currency and interest rate swap contracts at December 31, 1993 were approximately $202.9 million. Should a counterparty to these contracts fail to meet the terms of the contracts, the Company could be at market risk for any currency and/or interest rate differentials. At December 31, 1993, the Company estimated its exposure to loss resulting from currency and interest rate differentials, in event of non-performance by all counterparties, was $14.0 million, which also approximated the estimated fair value of amounts under contract.

Associates National Bank (Delaware) a subsidiary of First Capital, makes available credit lines to holders of their credit cards. The unused portion of the available credit is revocable by the bank under specified conditions. The unused portion of the available credit at December 31, 1993 approximated $8.2 billion. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

The consumer operation grants revolving lines of credit to certain of its customers. At December 31, 1993, the unused portion of these lines aggregated approximately $712.4 million. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

The commercial operation grants lines of credit to certain dealers of truck, construction equipment and manufactured housing. At December 31, 1993, the unused portion of these lines aggregated approximately $684.6 million. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

NOTE 16 - INVESTMENTS IN MARKETABLE SECURITIES

  DEBT SECURITIES

Debt security investments, principally bonds and notes, are intended to be held for the foreseeable future and are carried at amortized cost. However, if market conditions or other factors subsequently change, such securities may be sold prior to maturity with the realized gain or loss included in investment and other income. Amortized cost at December 31, 1993 and 1992 was $598.7 million and $480.0 million, respectively. The following table sets forth, by type of security issuer, the amortized cost, gross unrealized gains and estimated market value at December 31, 1993 (in millions):

                                                           Gross      Estimated
                                             Amortized   Unrealized     Market
                                               Cost        Gains        Value

   U.S. Government obligations                $456.5       $12.4       $468.9
   Corporate obligations                        58.0         0.8         58.8
   Mortgage-backed and other obligations        84.2         0.1         84.3
     Total debt securities                    $598.7       $13.3       $612.0

The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below (in millions):

                                                            Estimated
                                              Amortized       Market
                                                Cost          Value

   Due in one year or less                     $ 52.3        $ 52.4
   Due after one year through five years        370.1         378.2
   Due after five years through ten years       168.5         172.9
   Due after ten years                            7.8           8.5
                                               $598.7        $612.0

  EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. Market value at December 31, 1993 and 1992 was $35.0 million and $27.3 million, respectively. Historical cost of these investments at December 31, 1993 and 1992 was $28.9 million and $21.8 million, respectively.

Estimated market values of debt and equity securities are based on quoted market prices.

NOTE 17 - BUSINESS SEGMENT INFORMATION

First Capital's primary business activities are consumer finance, commercial finance and insurance underwriting. The consumer finance operation is engaged in making and investing in residential real estate-secured receivables, consumer direct installment and revolving credit receivables, including credit card receivables, primarily through a wholly-owned credit card bank, purchasing consumer retail installment obligations, and providing other consumer financial services. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and sales of other financial services, including automobile club, mortgage banking and relocation services. The insurance operation is engaged in underwriting credit life and credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations, and such sales are the principal amounts included in the intersegment revenue shown below. The following table sets forth information by business segment (in millions):

                                        Business Segment              Corporate
                                      Consumer  Commercial               and
                                      Finance   Finance(c)  Insurance   Other   Eliminations   Consolidated

Year Ended or at December 31, 1993
  Revenue other than intersegment    $ 2,444.8  $  991.1     $280.6    $ 14.6     $ (25.5)      $ 3,705.6
  Intersegment (a)                       105.6      20.2                           (125.8)

      Total revenue                  $ 2,550.4  $1,011.3     $280.6    $ 14.6     $(151.3)      $ 3,705.6

  Operating income (b)               $   564.8  $  277.4               $(90.4)                  $   751.8

  Total assets                       $16,894.0  $9,850.6     $877.4    $ 73.6                   $27,695.6

Year Ended or at December 31, 1992
  Revenue other than intersegment    $ 2,200.0  $  901.7     $251.4    $ 14.4     $ (20.9)      $ 3,346.6
  Intersegment (a)                        94.9      33.4                           (128.3)

      Total revenue                  $ 2,294.9  $  935.1     $251.4    $ 14.4     $(149.2)      $ 3,346.6

  Operating income (b)               $   449.6  $  249.8               $(93.0)                  $   606.4

  Total assets                       $15,109.3  $8,129.3     $735.7    $ 60.0                   $24,034.3

Year Ended or at December 31, 1991
  Revenue other than intersegment    $ 2,089.1  $  862.8     $255.8    $ 30.5     $ (51.1)      $ 3,187.1
  Intersegment (a)                        82.6      36.5                           (119.1)

      Total revenue                  $ 2,171.7  $  899.3     $255.8    $ 30.5     $(170.2)      $ 3,187.1

  Operating income (b)               $   389.0  $  240.6               $(89.2)                  $   540.4

  Total assets                       $13,500.0  $7,319.4     $668.5    $ 63.4                   $21,551.3

(a) Represents the gross profit of the insurance operation which is attributable to the business segment which produced the business.

(b) Operating income is earnings before provision for income taxes and cumulative effect of changes in accounting principles. For all years presented, the operating income produced by the finance operations from the sale of the insurance operation's products is included in the respective finance operation.

(c) Includes information pertaining to the financing of manufactured housing purchases which are managed by the commercial operation.

    Capital expenditures and depreciation and amortization expense are not significant.

NOTE 18 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Condensed unconsolidated financial information of Associates First Capital Corporation as of or for the years ended December 31, 1993, 1992 and 1991 were as follows (in millions):
                      CONDENSED STATEMENT OF EARNINGS

                                                 Year Ended December 31
                                                1993      1992      1991

Revenue
  Interest and other income                    $  6.7    $  6.1    $ 20.9
  Dividends from subsidiaries                   242.7     191.6     201.3
                                                249.4     197.7     222.2

Expenses
  Interest expense                               51.1      56.5      78.5
  Operating expenses                             15.3      15.2      10.3
                                                 66.4      71.7      88.8

Income before credit for Federal income
 taxes and equity in net earnings of
 subsidiaries                                   183.0     126.0     133.4
Credit for Federal income taxes resulting
 from tax agreements with subsidiaries           21.2      21.7      23.1
Earnings before equity in undistributed
 earnings of subsidiaries                       204.2     147.7     156.5
Equity in undistributed earnings of
 subsidiaries                                   265.9     235.1     190.8
Net earnings                                   $470.1    $382.8    $347.3

                          CONDENSED BALANCE SHEET

                                                                December 31
                                                              1993       1992

Assets
  Investment in and advances to subsidiaries, eliminated
   in consolidation, and other                              $3,198.9   $2,773.7
    Total assets                                            $3,198.9   $2,773.7

Liabilities and Stockholder's Equity
  Accounts payable and accruals                             $   19.9   $   26.4
  Notes payable and long-term debt (1)                         672.7      685.4
  Stockholder's equity (2)                                   2,506.3    2,061.9
    Total liabilities and stockholder's equity              $3,198.9   $2,773.7

The estimated fair value of notes payable and long-term debt at December 31, 1993 was $685.3 million. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.


               See notes to condensed financial information.

                      CONDENSED STATEMENT OF CASH FLOWS
                               (In Millions)

                                                       Year Ended December 31
                                                      1993      1992      1991

Cash Flows from Operating Activities
  Net earnings                                      $ 470.1   $ 382.8   $ 347.3
  Adjustments to net earnings for noncash items:
    Amortization and depreciation                       0.1       0.1       0.1
    (Decrease) increase in accounts payable and
     accruals                                          (6.5)    (13.7)      6.4
    Equity in undistributed earnings of
     subsidiaries                                    (265.9)   (235.1)   (190.8)
  Other                                                (0.6)      1.0       2.9
    Net cash provided from operating activities       197.2     135.1     165.9
Cash Flows from Investing Activities
  Cash dividends from subsidiaries (1)                242.7     191.6     201.3
  Increase in investments in and advances to
   subsidiaries                                      (402.7)   (151.7)    (96.2)
    Net cash provided from (used for) investing
     activities                                      (160.0)     39.9     105.1
Cash Flows from Financing Activities
  Increase in notes payable and long-term
   debt (2)                                           231.6     241.8      23.2
  Cash dividends paid                                (226.0)   (190.0)   (173.0)
  Retirement of long-term debt                       (244.2)   (228.4)   (271.0)
  Capital contribution from parent                    200.0               154.0
    Net cash used for financing activities            (38.6)   (176.6)   (266.8)

(Decrease) increase in cash and cash equivalents       (1.4)     (1.6)      4.2
Cash and cash equivalents at beginning of period        0.5       2.1      (2.1)

Cash and cash equivalents at end of period          $  (0.9)  $   0.5   $   2.1

NOTES TO CONDENSED FINANCIAL INFORMATION:

(1) The ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends is restricted pursuant to the terms of certain debt agreements entered into by the Company's principal operating subsidiary, Associates Corporation of North America. See NOTE 9 to the consolidated financial statements for a summary of the most significant of these restrictions.

(2) Notes payable and long-term debt bear interest at rates from 4.00% to 13.75%. The estimated maturities of the notes outstanding, at December 31, 1993, during subsequent years were as follows (in millions):

           1994                                        $356.0
           1995                                         120.5
           1996                                          89.5
           1997                                          60.3
           1998                                          46.4
                                                       $672.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Items 10-13 has been omitted in accordance with General Instruction J.(2)(c) to Form 10-K.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements                                         Page

         Report of Independent Accountants                             16
         Consolidated Statement of Earnings for the years
          ended December 31, 1993, 1992 and 1991                       17
         Consolidated Balance Sheet at December 31, 1993 and 1992 18 Consolidated Statement of Changes in Stockholder's
          Equity for the years ended December 31, 1993, 1992 and
          1991                                                         19
         Consolidated Statement of Cash Flows for the years ended
          December 31, 1993, 1992 and 1991                             20
         Notes to consolidated financial statements                    21

     (2) Financial Statement Schedules

         II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties.

         All other schedules are omitted because either they are not applicable or the information required to be included therein is provided in the consolidated financial statements or related notes.

  (b) Reports on Form 8-K.

      During the quarter ended December 31, 1993, First Capital filed no Current Reports on Form 8-K.

   (c) Exhibits

        (3) (a) Certificate of Incorporation.  Incorporated by reference to
                Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended October 31, 1986.

            (b) By-laws.  Incorporated by reference to Exhibit 3 to the
                Company's Form 10-K for the year ended December 31, 1990.

        (4) Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant and its consolidated subsidiaries. Registrant agrees to furnish to the Commission a copy of each such instrument upon its request.

       (12) Computation of Ratio of Earnings to Fixed Charges.

       (22) Subsidiaries of the registrant. Omitted in accordance with General Instruction J.(2)(b) to Form 10-K.

       (24) Consent of Independent Accountants.

       (25) Powers of Attorney.

                                SIGNATURES

    No annual report to security holders or proxy material has been or will be sent to security holders. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASSOCIATES FIRST CAPITAL CORPORATION


                                     By       /s/ ROY A. GUTHRIE
                                       Senior Vice President and Comptroller
                                                  March 25, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                      Title                    Date

  REECE A. OVERCASH, JR.*    Chairman of the Board,
 (Reece A. Overcash, Jr.)     Principal Executive Officer
                              and Director


     KEITH W. HUGHES*        President, Chief Operating
    (Keith W. Hughes)         Officer and Director


      JAMES E. JACK*         Senior Executive Vice President and
     (James E. Jack)          Principal Financial Officer


      ROY A. GUTHRIE*        Senior Vice President,           March 25, 1994
     (Roy A. Guthrie)         Comptroller and Principal
                              Accounting Officer


   HAROLD D. MARSHALL*       Director
  (Harold D. Marshall)


   JOSEPH M. McQUILLAN*      Director
  (Joseph M. McQuillan)

   By signing his name hereto, Roy A. Guthrie signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.


                                   *By       /s/  ROY A. GUTHRIE
                                                 Attorney-in-fact

                                                     SCHEDULE II

                   ASSOCIATES FIRST CAPITAL CORPORATION
         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                               (In Millions)



                                                     Balance at                                Balance
                                                      Beginning                  Amounts       at End
             Name of Debtor            Collateral   of Period (1)   Additions   Collected   of Period (1)
AT DECEMBER 31, 1993
  ACONA B.V.                           Unsecured       $162.7                    $ 25.9        $136.8
  Associates Financial Services
   Company of Puerto Rico, Inc.        Unsecured          2.1                       1.8           0.3
  Associates Financial Corporation
   Limited                             Unsecured         28.4         $2.0                       30.4
                                                       $193.2         $2.0       $ 27.7        $167.5

AT DECEMBER 31, 1992
  ACONA B.V.                           Unsecured       $227.6                    $ 64.9        $162.7
  Associates Financial Services
   Company of Puerto Rico, Inc.        Unsecured          2.3                       0.2           2.1
  Associates Financial Corporation
   Limited                             Unsecured         35.4                       7.0          28.4
                                                       $265.3                    $ 72.1        $193.2

AT DECEMBER 31, 1991
  ACONA B.V.                           Unsecured       $439.8                    $212.2        $227.6
  Associates Financial Services
   Company of Puerto Rico, Inc.        Unsecured         55.0                      52.7           2.3
  Associates Financial Corporation
   Limited                             Unsecured         56.1                      20.7          35.4
                                                       $550.9                    $285.6        $265.3



(1) The receivables bear fluctuating interest rates and are payable on demand.

                              INDEX TO EXHIBITS

                                                           Sequentially
 Exhibit                                                     Numbered
 Number                        Exhibit                         Page

  (3) (a) Certificate of Incorporation. Incorporated by reference to Exhibit 3(a) to the Company's Form
            10-K for the fiscal year ended October 31, 1986.

       (b)  By-laws.  Incorporated by reference to Exhibit
            3 to the Company's Form 10-K for the year ended
            December 31, 1990.

  (4) Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant and its consolidated subsidiaries. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

 (12)  Computation of Ratio of Earnings to Fixed Charges.

 (22) Subsidiaries of the registrant. Omitted in accordance with General Instruction J.(2)(b) to Form
       10-K.

 (24)  Consent of Independent Accounts.

 (25)  Powers of Attorney.

                                EXHIBIT 12

                                                              EXHIBIT 12

                   ASSOCIATES FIRST CAPITAL CORPORATION

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                       (Dollar Amounts In Millions)




                                            Year Ended December 31
                                      1993           1992           1991

Fixed Charges (a)
  Interest expense                  $1,340.5       $1,281.4       $1,347.8
  Implicit interest in
   rent                                  1.9            1.6            2.2
    Total fixed charges             $1,342.4       $1,283.0       $1,350.0


Earnings (b)                        $  751.8       $  606.4       $  540.4
Fixed charges                        1,342.4        1,283.0        1,350.0
    Earnings, as defined            $2,094.2       $1,889.4       $1,890.4

Ratio of Earnings to
 Fixed Charges                          1.56           1.47           1.40


(a) For purposes of such computation, the term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

(b) For purposes of such computation, the term "Earnings" represents earnings before provision for income taxes and cumulative effect of changes in accounting principles, plus fixed charges.

                                EXHIBIT 24

                                                            EXHIBIT 24


                    CONSENT OF INDEPENDENT ACCOUNTANTS


    We consent to the incorporation by reference in the registration statement of Associates First Capital Corporation on Form S-3 (No. 33-65752) of our report dated February 1, 1994, on our audits of the consolidated financial statements and financial statement schedule of Associates First Capital Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992, and 1991, which report is included in this Annual Report on Form 10-K.







                                    COOPERS & LYBRAND


Dallas, Texas
March 25, 1994

                                EXHIBIT 25

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   Reece A. Overcash, Jr.
                                           Reece A. Overcash, Jr.

                           OFFICE:   Chairman of the Board, Principal
                                     Executive Officer and Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   Keith W. Hughes
                                           Keith W. Hughes

                           OFFICE:   President, Chief Operating Officer
                                     and Director

                             POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   Harold D. Marshall
                                           Harold D. Marshall

                           OFFICE:   Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   Joseph M. McQuillan
                                           Joseph M. McQuillan

                           OFFICE:   Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   James E. Jack
                                           James E. Jack

                           OFFICE:   Senior Executive Vice President,
                                     Principal Financial Officer and
                                     Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS
E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER and REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 28th day of February, 1994.







                           SIGNATURE:/s/   Roy A. Guthrie
                                           Roy A. Guthrie

                           OFFICE:   Senior Vice President, Comptroller
                                     and Principal Accounting Officer