Form 10-Q
period 1994-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1994-05-13
CIK 7974

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994

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
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


               250 East Carpenter Freeway, Irving, Texas 75062-2729
                  (Address of principal executive offices)
                                 (Zip Code)

                                   214-541-4000
            (Registrant's telephone number, including area code)


                                 Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes..X..   No.....

As of March 31, 1994, the registrant had 250 shares of Common Stock issued and outstanding, all of which were owned directly by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction H.(1)(a) and
(b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.


                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                                       Three Months Ended
                                                            March 31
                                                       1994          1993

REVENUE
  Finance charges                                    $  899.5       $783.7

  Insurance premiums                                     63.0         56.2

  Investment and other income                            57.1         42.2

                                                      1,019.6        882.1

EXPENSES
  Interest expense                                      344.7        330.5

  Operating expenses                                    303.9        236.8

  Provision for losses on finance receivables           126.9        115.3

  Insurance benefits paid or provided                    39.2         25.6

                                                        814.7        708.2

EARNINGS BEFORE PROVISION FOR INCOME TAXES              204.9        173.9

PROVISION FOR INCOME TAXES                               77.4         63.3

NET EARNINGS                                         $  127.5       $110.6







               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)



                                                    March 31     December 31
                                                      1994          1993

                                   ASSETS

CASH AND CASH EQUIVALENTS                           $   361.1     $   290.3
INVESTMENTS IN MARKETABLE SECURITIES - NOTE 4           546.3         633.7
FINANCE RECEIVABLES - NOTE 5
  Consumer Finance                                   20,992.8      20,495.8
  Commercial Finance                                  9,453.8       9,077.2
    Total finance receivables                        30,446.6      29,573.0
  Less
    Unearned finance income                           3,293.8       3,208.2
    Allowance for losses on finance receivables         832.5         808.9
                                                     26,320.3      25,555.9
OTHER ASSETS                                          1,195.9       1,215.7

    Total assets                                    $28,423.6     $27,695.6


                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE unsecured short-term
  Commercial Paper                                  $10,445.0     $ 9,735.8
  Bank Loans                                                          472.4
ACCOUNTS PAYABLE AND ACCRUALS                         1,081.5         950.4
INSURANCE POLICY AND CLAIMS RESERVES                    462.7         429.8
LONG-TERM DEBT
  Senior Notes                                       13,629.7      13,358.9
  Subordinated and Capital Notes                        241.9         241.9
                                                     13,871.6      13,600.8

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at stated
    value                                                47.0          47.0
  Paid-in Capital                                       904.4         904.4
  Retained Earnings                                   1,614.5       1,551.0
  Unrealized (Loss) Gain on Marketable
   Securities - NOTES 3 and 4                            (3.1)          4.0
    Total stockholder's equity                        2,562.8       2,506.4

    Total liabilities and stockholder's equity      $28,423.6     $27,695.6




               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   127.5     $   110.6
  Adjustments to net earnings for noncash items:
    Increase in accounts payable and accruals          154.6         189.4
    Provision for losses on finance receivables        126.9         115.3
    Depreciation and amortization                       36.9          32.4
    Increase in insurance policy and claims
     reserves                                           32.9           7.3
    Deferred income taxes                              (19.6)        (29.3)
    Unrealized gain on trading securities               (3.6)
  Purchases of trading securities                       (9.1)
  Sales of trading securities                            7.9
  Other                                                 (3.0)         (1.0)

    Net cash provided from operating activities        451.4         424.7

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased       (6,120.6)     (4,509.6)
  Finance receivables liquidated                     5,206.1       3,936.7
  Decrease in real estate loans held for sale           14.4          33.0
  Purchases of securities available for sale           (89.9)
  Sales and maturities of securities available
   for sale                                            174.2
  Purchases of marketable securities                                (103.0)
  Sales and maturities of marketable securities                       64.3
  Increase in other assets                              (8.4)        (10.3)

    Net cash used for investing activities            (824.2)       (588.9)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                           849.2       1,033.9
  Increase (decrease) in notes payable                 236.8        (343.1)
  Cash dividends                                       (64.0)        (54.0)
  Retirement of long-term debt                        (578.4)       (451.6)

    Net cash provided from financing activities        443.6         185.2

INCREASE IN CASH AND CASH EQUIVALENTS                   70.8          21.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       290.3         204.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   361.1     $   225.3

CASH PAID FOR:
  Interest                                         $   329.2     $   287.4

  Income taxes                                     $    18.9     $    19.3



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

NOTE 2 - BASIS OF CONSOLIDATION

The accompanying consolidated financial statements consolidate First Capital and its subsidiaries. In the opinion of the management of First Capital, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this standard was not significant to the Company's consolidated financial statements.

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to term. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, concurrent with the adoption of SFAS No. 115, the Company classified its investments in debt securities as available-for-sale and adjusted its recorded value to market. Prior to adoption of this standard, the Company carried these investments at amortized cost. The estimated market value at March 31, 1994 and December 31, 1993 was $510.9 million and $612.0 million, respectively. Amortized cost at March 31, 1994 and December 31, 1993 was $515.7 million and $598.7 million, respectively. Realized gains or losses on sale are included in investment and other income. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax.

   EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. Concurrent with the adoption of SFAS No. 115, the Company classified its investments in equity securities as trading securities and included in earnings unrealized gains or losses on such securities. Prior to adoption, unrealized gains or losses were reported as a component of stockholder's equity, net of tax. The estimated market value at March 31, 1994 and December 31, 1993 was $35.4 million and $35.0 million, respectively. Historical cost at March 31, 1994 and December 31, 1993 was $31.8 million and $28.9 million, respectively. Realized gains or losses on sale are included in investment and other income.

NOTE 5 - FINANCE RECEIVABLES

At March 31, 1994 and December 31, 1993, finance receivables consisted of the following (in millions):
                                                   March 31     December 31
                                                     1994          1993

  Consumer Finance
    Residential real estate-secured receivables    $10,894.2     $10,626.0
    Direct installment and credit card
     receivables                                     6,022.3       6,060.2
    Manufactured housing and other installment
     receivables                                     4,076.3       3,809.6
                                                    20,992.8      20,495.8
  Commercial Finance
    Heavy-duty truck receivables                     4,468.6       4,333.7
    Other industrial equipment receivables           4,985.2       4,743.5
                                                     9,453.8       9,077.2
                                                    30,446.6      29,573.0
  Unearned Finance Income                           (3,293.8)     (3,208.2)
      Net finance receivables                      $27,152.8     $26,364.8

NOTE 6 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. The restriction is applicable to periods beginning after December 31, 1992. In accordance with this provision, at March 31, 1994, $292.2 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At March 31, 1994, Associates tangible net worth was approximately $3.0 billion.

   LIMITATION ON AFFILIATE RECEIVABLES

A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at March 31, 1994 amounted to 1.9% of its aggregate gross receivables.

NOTE 7 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of First Capital for the three months ended March 31, 1994 and 1993 was 1.59 and 1.53, respectively. For purposes of such computation, the term "Earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For the three months ended March 31, 1994 compared with the three months ended March 31, 1993:

    REVENUE - Total revenue for the three months ended March 31, 1994 increased $137.5 million (16%), compared to the three months ended March 31, 1993. The components of the increase were as follows:

    Finance charges increased $115.8 million (15%), primarily caused by an increase in average net finance receivables outstanding, which was partially offset by a decrease in average revenue rates. Average net finance receivables outstanding were $26.7 billion and $23.1 billion for the three months ended March 31, 1994 and 1993, respectively, an increase of $3.6 billion (16%). Total net finance receivables increased by approximately $3.9 billion (17%) from March 31, 1993 to March 31, 1994. Of the total growth, 22% was in the residential real estate-secured portfolio, 20% was in the direct installment and credit card portfolios, 19% was in the manufactured housing and other portfolios, 21% was in the heavy-duty truck portfolio and 18% was in the industrial equipment portfolio. The growth was due, in part, to the acquisition of Allied Finance Company (April 1993), and the acquisitions of finance receivables of Mack Financial Corporation (September 1993) and Great Western Financial Corporation (September 1993). The annualized average revenue rates on aggregate net receivables were 13.49% and 13.60% for the three months ended March 31, 1994 and 1993, respectively. The decline in average revenue rates was principally due to changes in market conditions, including lower prevailing market rates affecting yields on new business and variable and adjustable rate loans, and a shift in the loan portfolio mix toward a higher percentage of commercial loans, which generally have lower yields than consumer loans.

    Insurance premiums increased $6.8 million (12%), as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $14.9 million (36%), primarily due to an increase in fee-based financial services revenue, and a general increase in the interest income on investments.

    EXPENSES - Total expenses for the three months ended March 31, 1994 increased $106.5 million (15%), compared with the three months ended March 31, 1993. The components of the increase were as follows:
    Interest expense increased $14.2 million (4%). This change was caused by an increase in average outstanding debt ($46.9 million) attributable to higher net finance receivables outstanding, which was partially offset by a decrease in average interest rates ($32.7 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 5.68% and 6.16% for the three months ended March 31, 1994 and 1993, respectively. The annualized net interest margin was 8.32% for the three months ended March 31, 1994 compared with 7.86% for the three months ended March 31, 1993.

    Operating expenses increased $67.1 million (28%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $11.6 million (10%), primarily due to growth in net finance receivables. Net credit losses annualized as a percentage of average net finance receivables declined to 1.54% from 1.73% for the comparative period. The allowance for loan losses increased $23.6 million (3%) from $808.9 million at December 31, 1993 to $832.5 million at March 31, 1994. The increase relates primarily to growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables was 3.07% at March 31, 1994 and December 31, 1993. The allowance for losses is maintained at a level which considers, among other factors, historical loss experience, possible deviations from historical loss experience and varying economic conditions.

    Insurance benefits paid or provided increased $13.6 million (53%) during the three months ended March 31, 1994, primarily due to an increase in overall claims activity and an increase in the reserve for credit accident and health insurance claims.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforemen-tioned changes, earnings before provision for income taxes increased $31.0 million (18%) during the three months ended March 31, 1994.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.8% and 36.4% of earnings before provision for income taxes for the three months ended March 31, 1994 and 1993, respectively. The increase in the effective tax rate is primarily related to an increase in the Federal statutory rate.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $16.9 million (15%) during the three months ended March 31, 1994.

LIQUIDITY/CAPITAL RESOURCES

    The following sets forth liquidity and capital resources for First Capital and its subsidiaries other than Associates and its subsidiaries.

    First Capital's primary sources of funds have been (i) borrowings from both commercial banks and the public and (ii) borrowings and dividends from Associates. Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized in NOTE 6 of these consolidated financial statements.

    At March 31, 1994, First Capital had contractually committed bank lines of credit of $75.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During the three months ended March 31, 1994, First Capital raised $50.9 million through public and private offerings of intermediate- and long-term debt.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the three months ended March 31, 1994 was 3.25%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the three months ended March 31, 1994, Associates raised $798.3 million through public and private offerings at a weighted average effective interest rate and a weighted average term of 5.55% and 4.5 years, respectively. At March 31, 1994, Associates short-term debt, as defined, as a percent of total debt was 52%. Short-term debt, for purposes of this computation, includes the current portion of long-term debt but excludes short-term investments.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At March 31, 1994, Associates had contractually committed lines of credit at 119 banks aggregating $3.3 billion, with various maturities through March 31, 1995, none of which was utilized at March 31, 1994. Also at March 31, 1994, Associates had agreements with 99 banks extending revolving credit facilities of $3.8 billion, with maturity dates ranging from June 1, 1994 through October 1, 1997, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 15, 1994 and $500.0 million of which is available through April 30, 1995; none of these facilities was utilized as of March 31, 1994. The aggregate credit facilities as of March 31, 1994 were $8.1 billion with 143 banks. Subsequent to March 31, 1994, the $500.0 million receivables purchase facility that matured on April 15, 1994 was renewed to mature on April 15, 1997. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05% to .25% of 1% per annum of the amount of the facilities. At March 31, 1994, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 77% of net short-term borrowings outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this standard was not significant to the Company's consolidated financial statements.

    The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" effective 1995. The adoption of this standard is not expected to be significant to the Company's consolidated financial statements.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit

             (12) Computation of Ratio of Earnings to Fixed Charges.

         (b) Reports on Form 8-K

             During the first quarter ended March 31, 1994, First Capital filed no Current Reports on Form 8-K.








                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 13, 1994

                                 ASSOCIATES FIRST CAPITAL CORPORATION
                                             (registrant)





                                 By/s/   Roy A. Guthrie
                                   Senior Vice President and Comptroller

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit

             (12) Computation of Ratio of Earnings to Fixed Charges.

         (b) Reports on Form 8-K

             During the first quarter ended March 31, 1994, First Capital filed no Current Reports on Form 8-K.








                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 13, 1994

                                 ASSOCIATES FIRST CAPITAL CORPORATION
                                             (registrant)





                                 By/s/
                                   Senior Vice President and Comptroller

                                                            EXHIBIT 12



                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                               Three Months Ended
                                                    March 31
                                              1994            1993

Fixed Charges

  Interest expense                           $344.7          $330.5

  Implicit interest in rent                     0.7             0.6

    Total fixed charges                      $345.4          $331.1

Earnings

  Earnings before provision for income
   taxes                                     $204.9          $173.9

  Fixed charges                               345.4           331.1

    Earnings, as defined                     $550.3          $505.0


Ratio of Earnings to Fixed Charges             1.59            1.53