Form 10-Q
period 1994-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 1994-11-04
CIK 7974

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994

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

As of September 30, 1994, the registrant had 250 shares of Common Stock authorized, issued and outstanding, all of which were owned directly by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                Nine Months Ended     Three Months Ended
                                   September 30           September 30
                                 1994       1993       1994        1993

REVENUE
  Finance charges              $2,816.3   $2,416.2   $  992.6     $838.7

  Insurance premiums              211.8      177.0       78.4       61.3

  Investment and other
   income                         160.6      143.1       54.4       52.9

                                3,188.7    2,736.3    1,125.4      952.9

EXPENSES
  Interest expense              1,117.8      998.9      403.2      336.2

  Operating expenses              890.6      753.0      292.3      261.2

  Provision for losses on
   finance receivables            426.8      351.5      150.9      123.4

  Insurance benefits paid
   or provided                    108.7       83.2       37.6       32.5

                                2,543.9    2,186.6      884.0      753.3

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                 644.8      549.7      241.4      199.6

PROVISION FOR INCOME TAXES
 - NOTE 7                         245.0      206.8       90.5       78.5

NET EARNINGS                   $  399.8   $  342.9   $  150.9     $121.1





               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)


                                                September 30     December 31
                                                    1994            1993

                                   ASSETS

CASH AND CASH EQUIVALENTS                        $   341.6        $   290.3
INVESTMENTS IN MARKETABLE SECURITIES - NOTE 4        584.8            633.7
FINANCE RECEIVABLES - NOTE 5
  Consumer Finance                                23,132.9         20,495.8
  Commercial Finance                              10,350.1          9,077.2
    Total finance receivables                     33,483.0         29,573.0
  Less
    Unearned finance income                        3,640.3          3,208.2
    Allowance for losses on finance receivables      919.6            808.9
                                                  28,923.1         25,555.9
OTHER ASSETS                                       1,045.3          1,215.7

    Total assets                                 $30,894.8        $27,695.6


                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                               $11,584.1        $ 9,735.8
  Bank Loans                                                          472.4
ACCOUNTS PAYABLE AND ACCRUALS                        926.4            950.4
INSURANCE POLICY AND CLAIMS RESERVES                 524.9            429.8
LONG-TERM DEBT
  Senior Notes                                    15,023.9         13,358.9
  Subordinated and Capital Notes                     141.8            241.9
                                                  15,165.7         13,600.8

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at
   stated value                                       47.0             47.0
  Paid-in Capital                                    904.4            904.4
  Retained Earnings                                1,753.8          1,551.0
  Unrealized (Loss) Gain on Marketable
   Securities - NOTES 3 and 4                        (11.5)             4.0
    Total stockholder's equity                     2,693.7          2,506.4

    Total liabilities and stockholder's equity   $30,894.8        $27,695.6




               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)
                                                     Nine Months Ended
                                                        September 30
                                                     1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    399.8   $    342.9
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        426.8        351.5
    Depreciation and amortization                      109.9        139.3
    Increase in insurance policy and claims
     reserves                                           95.1         52.8
    Increase in accounts payable and accruals           72.8        287.5
    Deferred income taxes                              (80.5)       (64.7)
    Unrealized gain on trading securities               (3.0)
  Purchases of trading securities                      (15.9)
  Sales of trading securities                           17.4
  Other                                                 (4.2)        (1.7)
    Net cash provided from operating activities      1,018.2      1,107.6

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (20,395.4)   (15,196.7)
  Finance receivables liquidated                    16,949.6     12,839.2
  Proceeds from sale of investment in mortgage
   servicing rights                                     97.1
  Acquisitions of other finance businesses, net       (426.4)      (293.0)
  Decrease in real estate loans held for sale           52.6         16.0
  Purchases of securities available for sale          (205.8)
  Sales and maturities of securities available
   for sale                                            236.8
  Purchases of marketable securities                               (511.2)
  Sales and maturities of marketable securities                     397.5
  Increase in other assets                             (19.2)      (114.5)
    Net cash used for investing activities          (3,710.7)    (2,862.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         2,812.9      3,097.4
  Increase in notes payable                          1,375.9        226.0
  Cash dividends                                      (197.0)      (167.0)
  Retirement of long-term debt                      (1,248.0)    (1,360.8)
    Net cash provided from financing activities      2,743.8      1,795.6

INCREASE IN CASH AND CASH EQUIVALENTS                   51.3         40.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       290.3        204.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    341.6   $    244.8

CASH PAID FOR:
  Interest                                        $  1,098.8   $    971.6

  Income taxes                                    $    322.6   $    262.8

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

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

  DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to term. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, concurrent with the adoption of SFAS No. 115, the Company classified its investments in debt securities as available-for-sale and adjusted its recorded value to market. Prior to adoption of this standard, the Company carried these investments at amortized cost. The estimated market value at September 30, 1994 and December 31, 1993 was $551.9 million and $612.0 million, respectively. Amortized cost at September 30, 1994 and December 31, 1993 was $569.5 million and $598.7 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax.

  EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. Concurrent with the adoption of SFAS No. 115, the Company classified its investments in equity securities as trading securities and included in earnings unrealized gains or losses on such securities. Prior to adoption, unrealized gains or losses were reported as a component of stockholder's equity, net of tax. The estimated market value at September 30, 1994 and December 31, 1993 was $32.9 million and $35.0 million, respectively. Historical cost at September 30, 1994 and December 31, 1993 was $30.0 million and $28.9 million, respectively. Realized gains or losses on sale are included in investment and other income.

NOTE 5 - FINANCE RECEIVABLES

At September 30, 1994 and December 31, 1993, finance receivables consisted of the following (in millions):

                                                September 30   December 31
                                                    1994          1993

  Consumer Finance
    Residential real estate-secured receivables  $11,701.2      $10,626.0
    Direct installment and credit card
     receivables                                   6,776.2        6,060.2
    Manufactured housing and other installment
     receivables                                   4,655.5        3,809.6
                                                  23,132.9       20,495.8
  Commercial Finance
    Heavy-duty truck receivables                   4,888.2        4,333.7
    Other industrial equipment receivables         5,461.9        4,743.5
                                                  10,350.1        9,077.2
                                                  33,483.0       29,573.0
  Unearned Finance Income                         (3,640.3)      (3,208.2)
      Net finance receivables                    $29,842.7      $26,364.8

In September 1994, Associates acquired the credit card portfolio and certain other assets of Amoco Oil Company. The fair value of assets acquired totaled $426 million. The transaction was accounted for as a purchase.

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

NOTE 6 - DEBT RESTRICTIONS

Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

  LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. The restriction is applicable to periods beginning after December 31, 1992. In accordance with this provision, at September 30, 1994, $444.0 million was available for dividends.

  LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At September 30, 1994, Associates tangible net worth was approximately $3.3 billion.

  LIMITATION ON AFFILIATE RECEIVABLES

A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at September 30, 1994, amounted to 1.8% of its aggregate gross receivables.

NOTE 7 - INCOME TAXES

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted. Among other changes, the Act increased the Federal income tax rate for corporations by one percentage point to 35% effective January 1, 1993. Net income in the third quarter of 1993 included a reduction of $2.1 million in the provision for income taxes as a result of restating deferred tax balances. The favorable effect reflects the higher tax rate applied to the Company's net deferred tax assets.

NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of First Capital for the nine months ended September 30, 1994 and 1993 was 1.58 and 1.55, respectively. For purposes of such computation, the term "Earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    For the nine months ended September 30, 1994 compared with the nine months ended September 30, 1993:

    REVENUE - Total revenue for the nine months ended September 30, 1994 increased $452.4 million (17%), compared to the nine months ended September 30, 1993. The components of the increase were as follows:

    Finance charges increased $400.1 million (17%), primarily caused by an increase in average net finance receivables outstanding, which was partially offset by a decrease in average revenue rates. Average net finance receivables outstanding were $27.8 billion and $23.8 billion for the nine months ended September 30, 1994 and 1993, respectively, a 17% increase. Total net finance receivables increased by approximately $4.2 billion (17%) from September 30, 1993 to September 30, 1994. Of the total growth, 30% was in the residential real estate-secured portfolio, 22% was in the direct installment and credit card portfolios, 17% was in the manufactured housing and other installment receivables portfolios, 19% was in the industrial equipment portfolio, and 12% was in the heavy-duty truck portfolio. The growth was primarily generated from internal sources, but includes the acquisition of finance receivables ($416 million) of Amoco Oil Company (September 1994). The annualized average revenue rates on aggregate net receivables were 13.49% and 13.52% for the nine months ended September 30, 1994 and 1993, respectively.

    Insurance premiums increased $34.8 million (20%), as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $17.5 million (12%), primarily due to an increase in fee-based financial services revenue, and a general increase in the interest income on investments. In June 1994, the Company sold its investment in mortgage servicing rights. The effect of this sale on future earnings of the Company will not be significant. Fees from mortgage servicing have been included as a component of investment and other income.

    EXPENSES - Total expenses for the nine months ended September 30, 1994 increased $357.3 million (16%), compared with the nine months ended September 30, 1993. The components of the increase were as follows:

    Interest expense increased $118.9 million (12%). This change was caused by an increase in average outstanding debt ($160.3 million) attributable to higher net finance receivables outstanding, which was partially offset by a decrease in average interest rates ($41.4 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 5.88% and 6.03% for the nine months ended September 30, 1994 and 1993, respectively. The annualized net interest margin was 8.14% for the nine months ended September 30, 1994 compared with 7.93% for the nine months ended September 30, 1993.

    Operating expenses increased $137.6 million (18%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $75.3 million (21%), primarily due to the growth in net finance receivables. Net credit losses annualized as a percentage of average net finance receivables declined to 1.62% from 1.63% for the comparative period. The allowance for loan losses increased $110.7 million (14%) to $919.6 million at September 30, 1994 from $808.9 million at December 31, 1993. The increase primarily relates to the growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.08% at September 30, 1994 as compared to 3.07% at December 31, 1993. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgement of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided increased $25.5 million (31%) during the nine months ended September 30, 1994, primarily due to an increase in overall claims activity and an increase in the reserve for credit accident and health insurance claims.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $95.1 million (17%) during the nine months ended September 30, 1994.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 38.0% and 37.6% of earnings before provision for income taxes for the nine months ended September 30, 1994 and 1993, respectively.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $56.9 million (17%) during the nine months ended September 30, 1994.

    For the three months ended September 30, 1994 compared with the three months ended September 30, 1993:

    REVENUE - Total revenue for the three months ended September 30, 1994 increased $172.5 million (18%), compared to the three months ended September 30, 1993. The components of the increase were as follows:

    Finance charges increased $153.9 million (18%), primarily caused by an increase in average net finance receivables outstanding, and an increase in average revenue rates. Average net finance receivables outstanding were $29.0 billion and $24.7 billion for the three months ended September 30, 1994 and 1993, respectively, an 18% increase. The annualized average revenue rates on aggregate net receivables were 13.68% and 13.61% for the three months ended September 30, 1994 and 1993, respectively.

    Insurance premiums increased $17.1 million (28%), as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $1.5 million (3%), primarily due to an increase in fee-based financial services revenue.

    EXPENSES - Total expenses for the three months ended September 30, 1994 increased $130.7 million (17%), compared with the three months ended September 30, 1993. The components of the increase were as follows:

    Interest expense increased $67.0 million (20%). This change was caused by an increase in average outstanding debt ($60.1 million) attributable to higher net finance receivables outstanding, and an increase in average interest rates ($6.9 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.09% and 5.87% for the three months ended September 30, 1994 and 1993, respectively. The annualized net interest margin was 8.12% for the three months ended September 30, 1994 compared with 8.15% for the three months ended September 30, 1993. During 1994, increasing interest rates have affected the Company's borrowing costs. However, the Company follows an asset/liability management discipline that considers, among other factors, the repricing characteristics and product mix of its finance receivables. This discipline generally mitigates the affect of increasing interest rates on profitability. Accordingly, the Company does not anticipate a material adverse impact on profitability from the current interest rate environment.

    Operating expenses increased $31.1 million (12%), primarily as a result of increased salaries and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $27.5 million (22%), primarily due to the growth in net finance receivables.

    Insurance benefits paid or provided increased $5.1 million (16%) during the three months ended September 30, 1994, primarily due to an increase in overall claims activity and an increase in the reserve for credit accident and health insurance claims.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $41.8 million (21%) during the three months ended September 30, 1994.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.5% and 39.3% of earnings before provision for income taxes for the three months ended September 30, 1994 and 1993, respectively. The higher effective tax rate for 1993 was primarily related to an increase in the Federal statutory rate.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $29.8 million (25%) during the three months ended September 30, 1994.

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

    At September 30, 1994, First Capital had contractually committed bank lines of credit of $90.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During the nine months ended September 30, 1994, First Capital raised $228.0 million through public and private offerings of intermediate- and long-term debt.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the nine months ended September 30, 1994 was 3.91%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the nine months ended September 30, 1994, Associates raised $2.6 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 6.64% and 4.6 years, respectively. At September 30, 1994, Associates short-term debt (which includes the current portion of long-term debt but excludes short-term investments) as a percent of total debt was 52%.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At September 30, 1994, Associates had contractually committed lines of credit at 118 banks aggregating $3.6 billion, with various maturities through September 30, 1995, none of which was utilized at September 30, 1994. Also at September 30, 1994, Associates had agreements with 103 banks extending revolving credit facilities of $4.2 billion, with maturity dates ranging from November 1, 1994 through October 1, 1999, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 30, 1995 and $500.0 million of which is available through April 15, 1997; none of these facilities was utilized as of September 30, 1994. The aggregate credit facilities as of September 30, 1994 were $8.8 billion with 144 banks. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05 to .25 of 1% per annum of the amount of the facilities. At September 30, 1994, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 76% of net short-term borrowings outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" effective 1995, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective 1995, and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" effective 1995. The adoption of these standards is not expected to be significant to the Company's consolidated financial statements.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule-Associates First Capital
                   Corporation.

         (b) Reports on Form 8-K

             During the third quarter ended September 30, 1994, First Capital filed no Current Reports on Form 8-K.






                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 November 4, 1994

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





                                 By/s/   Roy A. Guthrie
                                   Senior Vice President and Comptroller

                                                EXHIBIT 12



                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                Nine Months Ended
                                                   September 30
                                                1994          1993


Fixed Charges

  Interest expense                            $1,117.8      $  998.9

  Implicit interest in rent                        2.9           2.2

    Total fixed charges                       $1,120.7      $1,001.1

Earnings

  Earnings before provision for income
   taxes                                      $  644.8      $  549.7

  Fixed charges                                1,120.7       1,001.1

    Earnings, as defined                      $1,765.5      $1,550.8


Ratio of Earnings to Fixed Charges                1.58          1.55