Form 10-K
period 1994-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 1995-03-21
CIK 7974

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004

                                  FORM 10-K

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1994

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from               to

                       Commission file number 2-44197

                    ASSOCIATES FIRST CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

             DELAWARE                              06-0876639
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)
       250 East Carpenter Freeway                  75062-2729
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. - Not Applicable

As of December 31, 1994, the registrant had 250 shares of no par value Common Stock outstanding, which was the only class of Common Stock outstanding of the issuer, all of which were owned by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction J.(1) (a) and (b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                   PART I

ITEM 1. BUSINESS.

    The following description of business is provided in accordance with General Instruction J.(2)(d).

    Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is an indirect subsidiary of Ford Motor Company ("Ford"). All the outstanding Common Stock of First Capital is owned by Ford Holdings, Inc. ("Holdings"). First Capital's principal operating subsidiary is Associates Corporation of North America ("Associates"), the second largest independent finance company in the United States as of September 30, 1994. Unless the context otherwise requires, reference to First Capital or Associates includes each parent company and all its subsidiaries.

    At December 31, 1994, First Capital had 1,473 branch offices in the United States and employed approximately 13,700 persons. Corporate headquarters are located in Irving, Texas.

    First Capital's primary business activities are consumer finance, commercial finance and insurance underwriting. See NOTE 17 to the consolidated financial statements for financial information by business segment.

Consumer Finance

    Consumer finance consists of making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing ("MHO") purchases and providing other consumer financial services. In addition, First Capital offers insurance to its consumer finance customers.

    Loans made to individuals are secured by mortgages on real property, by liens on personal property (the realizable value of which may be less than the amount of the loans secured) or are unsecured. At December 31, 1994, 77% of the gross outstanding balance of residential real estate-secured receivables was secured by first mortgages. At December 31, 1994, the gross consumer finance receivables included credit card receivables ($4.0 billion) owned or originated by Associates National Bank (Delaware), a subsidiary of First Capital.

    The interest rates currently earned on all types of consumer finance receivables average approximately 17% simple interest per annum. At December 31, 1994, the interest rates charged on approximately 38% of the net consumer finance receivables outstanding varied during the term of the contract at specified intervals in relation to a base rate established at the time the loan was made. State laws establish maximum allowable finance charges for certain consumer loans; approximately 89% of the outstanding gross consumer finance receivables were either not subject to such state maximums, or if subject, such maximum finance charges did not, in most cases, materially restrict the interest rates charged. Original maturities of residential real estate-secured receivables average 149 months and original maturities of other consumer receivables, excluding credit card and manufactured housing receivables, average 33 months. Original maturities of manufactured housing receivables average 217 months.

Commercial Finance

    Commercial finance consists of the purchase of time sales obligations and leases, direct leases and secured direct loans, and sales of other financial services, including automobile club, mortgage banking and relocation services. In addition, First Capital offers insurance to its commercial finance customers.

    The types of equipment financed or leased are heavy-duty trucks, truck trailers, autos and other transportation equipment, construction equipment and machinery used in various manufacturing and distribution processes. Except for lease transactions in which First Capital owns the equipment, liens on the equipment financed secure the receivables. In many cases, First Capital obtains the endorsement or a full or limited repurchase agreement of the seller or the manufacturer of the goods, and in some cases, a portion of the purchase price of the installment obligations is withheld as a reserve.

    At December 31, 1994, the interest rates charged on approximately 14% of the net commercial finance receivables were established to vary during the term of the contract in relation to a base rate. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. The interest rates currently earned on all types of commercial finance receivables average approximately 9% simple interest per annum. Original maturities of the commercial receivables average 46 months.

Volume of Financing

    The following tables set forth the gross volume of finance business by major categories and average size and number of accounts based on gross finance receivables volume for the periods indicated:

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
                            (a)           (a)            (b)       Volume
                                 (Dollar Amounts in Millions)

Year Ended December 31
  1994                    $6,283.3     $12,568.2      $12,274.7   $31,126.2
                               20%           40%            40%        100%
  1993                    $4,518.2     $ 9,381.6      $ 9,955.1   $23,854.9
                               19%           39%            42%        100%
  1992                    $4,479.9     $ 6,939.6      $ 7,329.6   $18,749.1
                               24%           37%            39%        100%
  1991                    $5,193.8     $ 6,671.8      $ 6,697.3   $18,562.9
                               28%           36%            36%        100%
  1990                    $1,946.1     $ 5,153.0      $ 5,904.3   $13,003.4
                               15%           40%            45%        100%

(a) Included in 1994 are $60.8 million of warehouse loan facilities purchased from First Collateral Services, Inc. and $416.0 million of credit card receivables purchased from Amoco Oil Company ("Amoco"). Included in 1993 are $182.2 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of Allied Finance Company and $215.9 million of credit card receivables purchased from Great Western Financial Corporation. Included in 1992 are $304.5 million of gross residential real estate-secured and installment finance receivables purchased from Signal Financial Corporation and $795.4 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of First Family Financial Services H.C., Inc. Included in 1991 are $2.7 billion of gross residential real estate-secured receivables and contracts for the purchase of manufactured housing purchased from Ford Motor Credit Company ("Ford Credit") and $336.5 million of gross installment finance receivables attributable to the acquisition of Kentucky Finance Co., Inc. Included in 1990 are $605.7 million in gross residential real estate-secured receivables and installment finance receivables attributable to the acquisition of Mellon Financial Services Corporation.
(b) Included in 1993 are $596.9 million of gross heavy-duty truck and truck trailer finance receivables purchased from Mack Financial Corporation. Included in 1992 are $56.7 million of gross industrial equipment finance receivables attributable to the acquisition of Trans-National Leasing, Inc. Included in 1991 are $930.9 million of gross industrial equipment finance receivables attributable to the acquisition of Chase Manhattan Leasing Company (Michigan), Inc. (renamed "Clark Credit").

                     Average Size and Number of Accounts
                  Based on Gross Finance Receivables Volume

                                Consumer Finance         Commercial Finance
                          Residential     Installment,    Heavy-Duty Truck
                          Real Estate-      MHO and        and Industrial
                            Secured       Credit Card         Equipment
                          Receivables     Receivables     Receivables (b)

Year Ended December 31
  1994 Average Size         $46,283           $  975           $51,447
       Number of Accounts   135,757       12,889,405(a)        122,542
  1993 Average Size         $46,659           $1,527           $48,216
       Number of Accounts    96,833        6,141,881           113,766
  1992 Average Size         $42,489           $1,511           $41,191
       Number of Accounts   105,436        4,594,106           105,533
  1991 Average Size         $44,253           $1,588           $30,094
       Number of Accounts   117,365        4,201,643           140,962
  1990 Average Size         $36,020           $1,647           $44,308
       Number of Accounts    54,029        3,129,480            80,197

(a) Includes 4.9 million accounts pertaining to the credit card receivables purchased from Amoco, which accounts had lower average balances than the remaining Associates receivables.
(b) Excludes wholesale receivables.

    During the year ended December 31, 1994, 25% of the total gross volume of consumer loans, excluding credit card receivables, was made to current creditworthy customers that requested additional funds. The average balance prior to making an additional advance was $10,150 and the average additional advance was $3,589.

Finance Receivables

    The following tables set forth the amounts of gross finance receivables held at year end by major categories and average size and number of accounts held at year end for the years indicated:


                Gross Finance Receivables Held at End of Year

                     Consumer Finance       Commercial Finance
                Residential   Installment,   Heavy Duty-Truck       Total
                Real Estate-    MHO and       and Industrial        Gross
                  Secured     Credit Card       Equipment          Finance
                Receivables   Receivables      Receivables       Receivables
                                (Dollar Amounts in Millions)

At December 31
  1994           $12,002.7     $12,064.4        $10,878.4         $34,945.5
                       34%           35%              31%              100%
  1993           $10,626.0     $ 9,869.8        $ 9,077.2         $29,573.0
                       36%           33%              31%              100%
  1992           $ 9,820.0     $ 8,122.6        $ 7,672.0         $25,614.6
                       38%           32%              30%              100%
  1991           $ 8,146.0     $ 7,188.7        $ 7,209.7         $22,544.4
                       36%           32%              32%              100%
  1990           $ 4,900.5     $ 5,236.1        $ 6,310.2         $16,446.8
                       30%           32%              38%              100%

                Average Size and Number of Accounts Based on
                Gross Finance Receivables Held at End of Year


                                Consumer Finance          Commercial Finance
                           Residential    Installment,     Heavy-Duty Truck
                           Real Estate-     MHO and         and Industrial
                             Secured      Credit Card          Equipment
                           Receivables    Receivables        Receivables

At December 31
  1994 Average Size          $38,690          $1,528           $35,884
       Number of Accounts    310,230       7,894,845*          303,157
  1993 Average Size          $37,787          $2,489           $31,218
       Number of Accounts    281,206       3,965,781           290,765
  1992 Average Size          $36,725          $2,551           $27,792
       Number of Accounts    267,394       3,183,747           276,055
  1991 Average Size          $33,829          $2,469           $27,506
       Number of Accounts    240,798       2,910,995           262,110
  1990 Average Size          $33,928          $2,097           $28,002
       Number of Accounts    144,438       2,496,411           225,349

* Includes 3.1 million accounts pertaining to the credit card receivables purchased from Amoco.

    The Company has geographically dispersed finance receivables portfolios as further described in NOTE 3 to the consolidated financial statements. The ten largest customer accounts at December 31, 1994, other than accounts with affiliates (as described in NOTE 14 to the consolidated financial statements), represented 0.9% of the total gross finance receivables outstanding. Of such ten accounts (all of which were current at December 31, 1994), four were secured by truck leasing arrangements, three were secured by construction equipment, one was secured by a manufacturer's endorsement and related to communications equipment, one was secured by manufactured housing and one was secured by auto leasing arrangements. At December 31, 1994, the largest gross balance outstanding in such accounts was $54.4 million and the average gross balance was $30.5 million.

Credit Loss and Delinquency Experience

    The credit loss experience, net of recoveries, of the finance business for the years indicated is set forth in the following table (dollar amounts in millions):

                                         Year Ended or at December 31
                                     1994    1993    1992    1991    1990

NET CREDIT LOSSES
  Consumer Finance
    Amount                          $455.9  $371.3  $382.9  $354.2  $254.2
    % of Average Net Receivables     2.33%   2.19%   2.64%   2.84%   3.06%
    % of Receivables Liquidated      3.09    3.41    4.57    5.65    5.51

  Commercial Finance
    Amount                          $  8.4  $ 22.4  $ 41.8  $ 34.6  $ 23.4
    % of Average Net Receivables      .09%    .30%    .64%    .60%    .44%
    % of Receivables Liquidated       .08     .26     .61     .61     .41

  Total Net Credit Losses
    Amount                          $464.3  $393.7  $424.7  $388.8  $277.6
    % of Average Net Receivables     1.62%   1.61%   2.02%   2.13%   2.03%
    % of Receivables Liquidated      1.84    2.03    2.80    3.24    2.69

ALLOWANCE FOR LOSSES
  Balance at End of Period          $944.3  $808.9  $699.2  $590.9  $449.7
  % of Net Receivables               3.03%   3.07%   3.06%   2.93%   3.02%

    The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables. Additions to the allowance are charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is included in NOTE 4 to the consolidated financial statements. Collateral held for resale is not considered significant to total assets.

    Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy generally provides for charge-off of various types of accounts on a contractual basis (described below). Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year delinquent. A delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
    The following table shows total gross balances contractually delinquent 60 days and more by type of business at the dates indicated (dollar amounts in millions):

                     Gross                   Gross
               Consumer Finance        Commercial Finance         Total Gross
                        Balances                Balances                 Balances
                       Delinquent              Delinquent               Delinquent
                         60 days                 60 days                  60 days
                        and more                and more                 and more
            Total             % of   Total            % of                    % of
             Out-             Out-    Out-            Out-    Out-            Out-
            stand-           stand-  stand-          stand-  stand-          stand-
             ings     Amt.    ings    ings    Amt.    ings    ings     Amt.   ings
At Dec. 31
  1994     $24,067.1 $442.9  1.84% $10,878.4 $ 31.0   .28%  $34,945.5 $473.9  1.36%
  1993      20,495.8  363.2  1.77    9,077.2   47.9   .53    29,573.0  411.1  1.39
  1992      17,942.6  370.9  2.07    7,672.0   62.7   .82    25,614.6  433.6  1.69
  1991      15,334.7  400.7  2.61    7,209.7  129.1  1.79    22,544.4  529.8  2.35
  1990      10,136.6  300.1  2.96    6,310.2  130.1  2.06    16,446.8  430.2  2.62

Insurance Underwriting

    First Capital is engaged in the property and casualty and accidental death and dismemberment insurance business through Associates Insurance Company ("AIC") and in the credit life and credit accident and health insurance business through Associates Financial Life Insurance Company ("AFLIC"), principally for customers of the finance operations of First Capital. At December 31, 1994, AIC was licensed to do business in 50 states, the District of Columbia and Canada, and AFLIC was licensed to do business in 49 states and the District of Columbia. In addition, First Capital receives compensation for certain insurance programs underwritten by other companies.

    The operating income produced by the finance operations' sale of insurance products is included in the respective finance operations' operating income.

    The following table sets forth the net property and casualty insurance premiums written by major lines of business for the years indicated (in millions):

                                              Year Ended December 31
                                       1994    1993    1992    1991    1990

    Automobile Physical Damage        $118.6  $ 97.6  $ 79.9  $ 69.2  $ 86.8
    Fire and Extended Coverage          50.1    41.3    27.8    15.8    31.2
    Other Casualty Coverage             35.5    20.1    25.0    23.6    17.0
      Total Net Premiums Written      $204.2  $159.0  $132.7  $108.6  $135.0

    The following table sets forth the aggregate premium income relating to credit life, credit accident and health and accidental death and dismemberment insurance for the years indicated, and the life insurance in force at the end of each respective year (in millions):

                                       Year Ended or at December 31
                                 1994     1993     1992     1991     1990

    Premium Income             $  136.1 $  111.4 $   92.6 $   83.5 $   79.7
    Life Insurance in Force     8,306.3  7,133.9  6,110.4  5,533.6  4,770.4

    The following table summarizes the revenue of the insurance operation from all lines of business for the years indicated (in millions):

                                           Year Ended December 31
                                  1994     1993     1992     1991     1990

    Premium Revenue*             $293.5   $242.2   $209.9   $202.5   $212.7
    Investment Income              44.9     38.4     41.5     53.3     58.4
      Total Revenue              $338.4   $280.6   $251.4   $255.8   $271.1

* Includes compensation for insurance programs underwritten by other companies.

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

    Consumer finance operations are subject to detailed supervision by state authorities under legislation and regulations which generally require finance companies to be licensed and which, in many states, govern interest rates and charges, maximum amounts and maturities of credit and other terms and conditions of consumer finance transactions, including disclosure to a debtor of certain terms of each transaction. Licenses may be subject to revocation for violations of such laws and regulations. In some states, the commercial finance operations are subject to similar laws and regulations. Customers may seek damages for violations of state and Federal statutes and regulations governing lending practices, interest rates and other charges. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative residential real estate-secured receivables, except in those states which have specifically opted out of such preemption. Certain Federal and state statutes and regulations, among other things, require disclosure of the finance charges in terms of an annual percentage rate, make credit discrimination unlawful on a number of bases, require disclosure of a maximum rate of interest on variable or adjustable rate mortgage loans, and limit the types of security that may be taken in connection with non-purchase money consumer loans. Federal and state legislation in addition to that mentioned above, in the past has been, and from time to time may be, introduced which seeks to regulate the maximum interest rate and/or other charges on consumer finance receivables, including credit cards.

    Associates National Bank (Delaware) (the "Bank"), is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation, a Utah industrial loan company, is regulated by the FDIC and the Utah Department of Financial Institutions. Areas subject to regulation by these agencies include capital adequacy, loans, deposits, consumer protection, the payment of dividends and other aspects of operations.

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

ITEM 2. PROPERTIES.

    The furniture, equipment and other physical property owned by First Capital and its subsidiaries represent less than 1% of total assets at December 31, 1994 and are therefore not significant in relation to total assets. The branch finance operations are generally conducted on leased premises under short-term operating leases normally not exceeding five years.

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

    Dividends on the Common Stock are paid when declared by the Board of Directors. Annual Common Stock dividends of $273.0 million and $226.0 million were paid during the years ended December 31, 1994 and 1993, respectively.

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

    The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1994. The information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying footnotes included elsewhere in this report (dollar amounts in millions):
                                      Year Ended or at December 31 (a)
                              1994       1993       1992       1991       1990

Consolidated Statement
 of Earnings Information
  Revenue                  $ 4,405.3  $ 3,705.6  $ 3,346.6  $ 3,187.1  $ 2,725.5
  Interest Expense           1,558.2    1,340.5    1,281.4    1,347.8    1,217.3
  Provision for Losses on
   Finance Receivables         577.5      476.1      512.6      434.2      309.6
  Earnings Before
   Provision for Income
   Taxes                       888.0      751.8      606.4      540.4      448.0
  Net Earnings (b)             548.1      470.1      382.8      347.3      287.8
  Ratio of Earnings to
   Fixed Charges (c)            1.57       1.56       1.47       1.40       1.37

Consolidated Balance
 Sheet Information
  Finance Receivables
    Consumer Finance       $24,067.1  $20,495.8  $17,942.6  $15,334.7  $10,136.6
    Commercial Finance      10,878.4    9,077.2    7,672.0    7,209.7    6,310.2
      Total Receivables     34,945.5   29,573.0   25,614.6   22,544.4   16,446.8
  Unearned Finance Income    3,769.5    3,208.2    2,781.0    2,395.5    1,574.4
  Allowance for Losses on
   Finance Receivables         944.3      808.9      699.2      590.9      449.7
  Total Assets              32,247.0   27,695.6   24,034.3   21,551.3   16,880.5
  Notes Payable             12,211.9   10,208.2    8,919.6    8,327.6    6,186.3
  Long-term Debt            15,654.1   13,600.8   11,870.4   10,223.4    8,392.8
  Stockholder's Equity       2,959.9    2,506.4    2,062.0    1,868.1    1,375.1

(a) During 1994, 1993 and 1992, the Company acquired gross finance receivables approximating $0.5 billion, $1.0 billion and $1.2 billion, respectively.
    See NOTE 3 to the consolidated financial statements. During 1991 and 1990, the Company acquired gross finance receivables approximating $4.0 billion and $0.6 billion, respectively.
(b) 1992 is net of a $10.4 million charge representing the cumulative effect of changes in accounting principles.
(c) For purposes of computing the Ratio of Earnings to Fixed Charges, "Earnings" represent earnings before provision for income taxes and cumulative effect of changes in accounting principles, plus fixed charges. "Fixed Charges" represent interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following management's narrative analysis of the results of operations is provided in lieu of management's discussion and analysis, in accordance with General Instruction J.(2)(a) to Form 10-K.

Results of Operations

    REVENUE - Total revenue for the year ended December 31, 1994 increased $699.7 million (19%), compared with the year ended December 31, 1993. The components of the increase were as follows:

    Finance charges increased $621.9 million (19%), primarily caused by an increase in average net finance receivables outstanding, and to a lesser extent, an increase in average revenue rates. Average net finance receivables outstanding were $28.6 billion and $24.4 billion for the years ended December 31, 1994 and 1993, respectively, a 17% increase. Total net finance receivables increased by approximately $4.8 billion (18%) from December 31, 1993 to December 31, 1994. Of the total growth, 29% was in the residential real estate-secured portfolio, 22% was in the direct installment and credit card portfolios, 16% was in the manufactured housing and other portfolios, 12% was in the heavy-duty truck portfolio and 21% was in the industrial equipment portfolio. The growth was primarily generated from internal sources, but included the acquisitions of net finance receivables of Amoco Oil Company ($416 million) in September 1994 and First Collateral Services, Inc. ($61 million) in December 1994, as described in NOTE 3 to the consolidated financial statements. The average revenue rates on aggregate net receivables were 13.6% and 13.4% for the years ended December 31, 1994 and 1993, respectively.

    Insurance premiums increased $51.3 million (21%) as a result of increased sales of insurance products, primarily in the credit life, credit accident and health, and casualty insurance products.

    Investment and other income increased $26.5 million (14%), primarily due to an increase in fee-based financial services revenue (i.e. auto club fees, broker fees, affiliate guarantee fees, etc.), and an increase in interest income, primarily from investments in marketable securities due to a general increase in market rates. In June 1994, the Company sold its investment in mortgage servicing rights. The effect of this sale on future earnings of the Company will not be significant. Fees from mortgage servicing have been included as a component of investment and other income.

    EXPENSES - Total expenses for the year ended December 31, 1994 increased $563.5 million (19%), compared with the year ended December 31, 1993. The components of the increase were as follows:

    Interest expense increased $217.7 million (16%). This change was primarily caused by an increase in average outstanding debt, attributable to higher net finance receivables outstanding. The annual average interest rates on total debt, including amortization of discount and issuance expense, were as follows:
                                                  For the Year Ended
                                                      December 31
                                                  1994          1993

    Short-term Notes Payable                      4.26%         3.11%
    Long-term Debt                                7.35          8.03
    Total Debt                                    6.01          5.94

The net interest margin was 8.18% and 7.92% for the years ended December 31, 1994 and 1993, respectively. The increase was primarily due to the aforementioned increase in average revenue rates.

    Operating expenses increased $215.2 million (21%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $101.4 million (21%), primarily due to increased losses resulting from an increase in net finance receivables. Net credit losses, measured as a percent of average net finance receivables, were 1.62%, substantially unchanged from the prior year. The allowance for losses increased $135.4 million (17%) to $944.3 million at December 31, 1994 from $808.9 million at December 31, 1993. The increase primarily relates to the growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.03% at December 31, 1994 as compared to 3.07% at December 31, 1993. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided increased $29.2 million (25%) in 1994, primarily due to an increase in overall claims activity, and an increase in the reserve for credit accident and health, and casualty insurance claims.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $136.2 million (18%) during 1994.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 38.3% and 37.5% of earnings before provision for income taxes for the years ended December 31, 1994 and 1993, respectively. The increase in the effective tax rate is primarily related to an increase in state taxes as described in
NOTE 8 to the consolidated financial statements.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $78.0 million (17%) during 1994.

Liquidity/Capital Resources

    The following sets forth liquidity and capital resources for First Capital and its subsidiaries other than Associates and its subsidiaries.

    First Capital's primary sources of funds have been (i) borrowings from both commercial banks and the public and (ii) borrowings and dividends from Associates. The amount of dividends which may be paid by Associates is limited by certain provisions of its outstanding debt and revolving credit agreements. A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any one year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at December 31, 1994, $453.6 million was available for dividends.
A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1994, Associates tangible net worth was approximately $3.4 billion. A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at December 31, 1994 and 1993, amounted to 1.0% and 1.5%, respectively, of its aggregate gross receivables as of those dates.

    At December 31, 1994, First Capital had contractually committed bank lines of credit of $90.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During 1994, First Capital raised $321.4 million through public and private offerings of medium- and long-term debt.

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

  Issuance of Short - and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during 1994 was 4.26%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the year ended December 31, 1994, Associates raised $3.9 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 7.13% and 4.9 years, respectively.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. At December 31, 1994, short-term bank lines and revolving credit facilities with banks totaled $9.2 billion, none of which was in use at that date. These facilities represented 76% of net short-term borrowings outstanding at December 31, 1994. Bank lines and revolvers may be withdrawn only under certain standard conditions. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05% to .25% of 1% per annum of the amount of the facilities.

    At December 31, 1994 and 1993, Associates short-term debt, as defined, as a percent of total debt was 52%. Short-term debt, for purposes of this computation, includes the current portion of long-term debt but excludes short-term investments. See NOTES 5, 6 and 7 to the consolidated financial statements for a description of credit facilities, notes payable and long-term debt, respectively.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures", both effective 1995. The American Institute of Certified Public Accountants has issued Statement of Position 93-7, "Reporting on Advertising Costs", which is effective in 1995. The adoption of these pronouncements is not expected to be significant to the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates First Capital Corporation

    We have audited the accompanying consolidated balance sheets of Associates First Capital Corporation (an indirect subsidiary of Ford Motor Company) as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in NOTE 2 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefit costs other than pensions and income taxes.





                                               COOPERS & LYBRAND L.L.P.



Dallas, Texas
January 27, 1995

                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)




                                               Year Ended December 31
                                              1994      1993      1992

REVENUE
  Finance charges                           $3,898.2  $3,276.3  $2,960.3
  Insurance premiums                           293.5     242.2     209.9
  Investment and other income                  213.6     187.1     176.4
                                             4,405.3   3,705.6   3,346.6

EXPENSES
  Interest expense                           1,558.2   1,340.5   1,281.4
  Operating expenses                         1,237.5   1,022.3     846.2
  Provision for losses on finance
   receivables - NOTE 4                        577.5     476.1     512.6
  Insurance benefits paid or provided          144.1     114.9     100.0
                                             3,517.3   2,953.8   2,740.2

EARNINGS BEFORE PROVISION FOR INCOME
 TAXES AND CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                      888.0     751.8     606.4
PROVISION FOR INCOME TAXES - NOTE 8            339.9     281.7     213.2
EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES              548.1     470.1     393.2
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES - NOTE 2                                    (10.4)

NET EARNINGS                                $  548.1  $  470.1  $  382.8







               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                      December 31
                                                   1994          1993

                                   ASSETS

CASH AND CASH EQUIVALENTS                        $   410.0    $   290.3
INVESTMENTS IN MARKETABLE SECURITIES
 - NOTE 16                                           605.1        633.7
FINANCE RECEIVABLES - NOTE 3
  Consumer Finance                                24,067.1     20,495.8
  Commercial Finance                              10,878.4      9,077.2
    Total finance receivables                     34,945.5     29,573.0
  Less
    Unearned finance income                        3,769.5      3,208.2
    Allowance for losses on finance
     receivables - NOTE 4                            944.3        808.9
                                                  30,231.7     25,555.9
OTHER ASSETS - NOTE 13                             1,000.2      1,215.7

      Total assets                               $32,247.0    $27,695.6

                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE - NOTE 6
  Commercial Paper                               $11,640.5    $ 9,735.8
  Bank Loans                                         571.4        472.4
ACCOUNTS PAYABLE AND ACCRUALS                        875.5        950.4
INSURANCE POLICY AND CLAIMS RESERVES                 545.6        429.8
LONG-TERM DEBT - NOTES 7 and 9                    15,654.1     13,600.8
STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding,
   at stated value                                    47.0         47.0
  Paid-in Capital - NOTE 14                        1,104.4        904.4
  Retained Earnings                                1,826.1      1,551.0
  Unrealized (Loss) Gain on Marketable
   Securities - NOTES 2 and 16                       (17.6)         4.0
      Total stockholder's equity                   2,959.9      2,506.4

      Total liabilities and stockholder's
       equity                                    $32,247.0    $27,695.6





               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                (In Millions)



                                                 Unrealized
                                                   (Loss)
                                                  Gain on       Total
                       Common Paid-in  Retained  Marketable  Stockholder's
                       Stock  Capital  Earnings  Securities     Equity


DECEMBER 31, 1991      $47.0  $  704.4 $1,114.1    $  2.6      $1,868.1
  Net Earnings                            382.8                   382.8
  Cash Dividends                         (190.0)                 (190.0)
  Current Period
   Adjustment                                         1.1           1.1

DECEMBER 31, 1992       47.0     704.4  1,306.9       3.7       2,062.0
  Net Earnings                            470.1                   470.1
  Contributions from
   Parent - NOTE 14              200.0                            200.0
  Cash Dividends                         (226.0)                 (226.0)
  Current Period
   Adjustment                                         0.3           0.3

DECEMBER 31, 1993       47.0     904.4  1,551.0       4.0       2,506.4
  Net Earnings                            548.1                   548.1
  Contributions from
   Parent - NOTE 14              200.0                            200.0
  Cash Dividends                         (273.0)                 (273.0)
  Current Period
   Adjustment                                       (21.6)        (21.6)

DECEMBER 31, 1994      $47.0  $1,104.4 $1,826.1    $(17.6)     $2,959.9





               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                              Year Ended December 31
                                                     1994             1993            1992
Cash Flows from Operating Activities
  Net earnings                                    $    548.1       $    470.1      $    382.8
  Adjustments to net earnings for
   noncash items:
    Provision for losses on finance
     receivables                                       577.5            476.1           512.6
    Depreciation and amortization                      151.9            214.5           105.6
    Increase in insurance policy
     and claims reserves                               115.8             69.3            22.5
    Increase in accounts payable
     and accruals                                       33.1            195.0            28.4
    Deferred income taxes                              (91.8)           (75.9)          (21.6)
    Unrealized gain on trading
     securities                                         (1.6)
  Purchases of trading securities                      (23.8)
  Sales and maturities of trading
   securities                                           17.4
  Cumulative effect of changes in
   accounting principles                                                                 10.4
  Other                                                 (6.8)            (5.0)           (5.5)
        Net cash provided from
         operating activities                        1,319.8          1,344.1         1,035.2
Cash Flows from Investing Activities
  Finance receivables originated or
   purchased                                       (28,374.9)       (21,344.1)      (15,960.5)
  Finance receivables liquidated                    23,505.7         18,053.5        13,834.2
  Proceeds from sale of investment
   in mortgage servicing rights                         97.1
  Acquisitions of other finance
   businesses, net                                    (484.9)          (293.0)         (461.4)
  Decrease (increase) in real estate
   loans held for sale                                  51.9              0.8           (64.9)
  Decrease (increase) on other assets                   10.4            (79.9)          158.8
  Purchases of securities available
   for sale                                           (274.1)
  Sales and maturities of securities
   available for sale                                  284.7
  Purchases of marketable securities                                   (639.6)         (367.7)
  Sales and maturities of marketable
   securities                                                           518.9           361.7
        Net cash used for investing
         activities                                 (5,184.1)        (3,783.4)       (2,499.8)
Cash Flows from Financing Activities
  Issuance of long-term debt                         4,253.6          3,770.7         3,282.3
  Increase in notes payable                          2,003.7            820.9           592.0
  Capital contributions                                200.0            200.0
  Cash dividends                                      (273.0)          (226.0)         (190.0)
  Retirement of long-term debt                      (2,200.3)        (2,040.3)       (2,219.2)
        Net cash provided from
         financing activities                        3,984.0          2,525.3         1,465.1
Increase in cash and cash
 equivalents                                           119.7             86.0             0.5
Cash and cash equivalents at
 beginning of period                                   290.3            204.3           203.8
Cash and cash equivalents at end
 of period                                        $    410.0       $    290.3      $    204.3

Cash paid for:
  Interest                                        $  1,563.8       $  1,338.3      $  1,269.8

  Income taxes                                    $    459.9       $    371.7      $    233.1



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

  REVENUE RECOGNITION

Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are generally suspended on accounts more than 30 days contractually delinquent. At December 31, 1994 and 1993, net finance receivables on which revenue was not accrued approximated $424.0 million and $366.5 million, respectively.

Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

Gains or losses on sales of debt securities are included in revenue when realized. Unrealized gains or losses on debt securities are reported as a component of stockholder's equity, net of tax. Realized and unrealized gains or losses on equity securities are included in revenue as incurred. The cost of debt and equity securities sold is determined by the specific identification method.

  ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables. Additions to the allowance are charged to the provision for losses on finance receivables.

Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy generally provides for charge-off of various types of accounts on a contractual basis (described below). Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year delinquent. A delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

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

  FEDERAL INCOME TAXES

First Capital and its subsidiaries are included in the consolidated Federal income tax return of Holdings. The provision for income taxes is computed on a separate-return basis. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The consolidated financial statements present the information required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments". Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgment. Changes in assumptions could have a material impact on these estimates.

  DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for trading purposes. The Company's derivative activity is limited to currency swap transactions designed to hedge its currency risk on specific foreign currency-denominated loans to certain foreign affiliates denominated in British Sterling, and one interest rate swap transaction assumed in 1993 as a part of a business acquisition. Gains and losses on qualifying hedges are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this standard was not significant to the Company's consolidated financial statements. See NOTE 16 to the consolidated financial statements for additional information.

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The adoption of these standards was not significant to the Company's consolidated financial statements.

Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes". The Company recorded a one-time cumulative effect of changes in accounting principles of $10.4 million consisting of a $40.2 million after-tax charge relating to SFAS 106 and a $29.8 million benefit relating to SFAS 109. See NOTES 11 and 8 to the consolidated financial statements for additional information.

NOTE 3 - FINANCE RECEIVABLES

  COMPOSITION OF FINANCE RECEIVABLES

At December 31, 1994 and 1993, finance receivables consisted of the following (in millions):
                                                  1994           1993

   Consumer Finance
     Residential real estate-secured
      receivables                              $12,002.7      $10,626.0
     Direct installment and credit card
      receivables                                7,200.4        6,060.2
     Manufactured housing and other
      installment receivables                    4,864.0        3,809.6
                                                24,067.1       20,495.8

   Commercial Finance
     Heavy-duty truck receivables                5,001.6        4,333.7
     Other industrial equipment receivables      5,876.8        4,743.5
                                                10,878.4        9,077.2
                                                34,945.5       29,573.0
   Unearned Finance Income                      (3,769.5)      (3,208.2)
     Net finance receivables                   $31,176.0      $26,364.8


The estimated maturities of gross finance receivables, at December 31, 1994, during subsequent years were as follows (in millions):

                                    Consumer     Commercial
   Year Due                         Finance       Finance         Total

     1995                          $ 3,842.8     $ 4,760.1      $ 8,602.9
     1996                            2,975.1       2,792.8        5,767.9
     1997                            2,539.0       1,873.0        4,412.0
     1998                            1,832.0       1,007.6        2,839.6
     1999 and thereafter            12,878.2         444.9       13,323.1
                                   $24,067.1     $10,878.4      $34,945.5

Estimated maturities are based on contractual terms and do not give effect to possible prepayments.

Included in other industrial equipment receivables are direct financing leases as follows (in millions):
                                                        December 31
                                                     1994         1993

   Minimum lease rentals                           $2,291.4     $1,882.1
   Unguaranteed residual values                        52.4         26.4
     Future minimum lease rentals                   2,343.8      1,908.5
   Unearned finance income                           (328.7)      (256.2)
   Allowance for losses on finance receivables        (46.8)       (42.0)
     Net investment in direct financing leases     $1,968.3     $1,610.3

Future minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1994 are as follows (in millions): 1995 - $730.2; 1996
- - $617.2; 1997 - $476.2; 1998 - $328.0; 1999 - $144.7 and 2000 and thereafter
- - $47.5.

  ESTIMATED FAIR VALUE OF NET FINANCE RECEIVABLES

The estimated fair value of net finance receivables at December 31, 1994 and 1993 was approximately $33.4 billion and $27.8 billion, respectively. In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

  DISPERSION OF FINANCE RECEIVABLES

The Company has geographically dispersed finance receivables portfolios. At December 31, 1994, the finance receivables were dispersed among 50 states, with four percent or more of the receivables in the states of California (11%), Florida (6%), Texas (6%), Georgia (5%), North Carolina (5%), Pennsylvania (4%), New York (4%), Ohio (4%), Illinois (4%) and Tennessee (4%). The ten largest customer accounts at December 31, 1994, other than accounts with affiliates, represented 0.9% of the total gross finance receivables outstanding. The largest gross balance outstanding in such accounts was $54.4 million and the average gross balance was $30.5 million.

  ACQUISITIONS OF FINANCE BUSINESSES AND FINANCE RECEIVABLES

During the years ended December 31, 1994, 1993 and 1992, the Company made acquisitions of finance businesses and finance receivables, the most significant of which were as follows:

  In September 1994, Associates acquired the credit card portfolio and certain other assets of Amoco Oil Company. The fair market value of assets acquired totaled $426 million. The transaction was accounted for as a purchase.

  In December 1994, Associates acquired the assets of First Collateral Services, Inc., principally consisting of warehouse loan facilities extended to mortgage brokers secured by mortgage contracts. The fair market value of total assets acquired and liabilities assumed was $62 million and $3 million, respectively. The transaction was accounted for as a purchase.

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

NOTE 4 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                Year Ended December 31
                                              1994       1993       1992

  Balance at beginning of period            $ 808.9    $ 699.2    $ 590.9
    Provision for losses                      577.5      476.1      512.6
    Recoveries on receivables
     charged off                              101.0       88.5       72.6
    Losses sustained                         (565.3)    (482.2)    (497.3)
    Other adjustments, primarily
     reserves of acquired businesses           22.2       27.3       20.4

  Balance at end of period                  $ 944.3    $ 808.9    $ 699.2

NOTE 5 - BANK CREDIT FACILITIES

First Capital had contractually committed bank lines of credit of $90.0 million at December 31, 1994. Additionally, at December 31, 1994, Associates, the principal operating subsidiary of First Capital, had contractually committed lines of credit at 119 banks, aggregating $3.8 billion, with various maturities through December 31, 1995, none of which was utilized at December 31, 1994. Also at December 31, 1994, Associates had agreements with 105 banks extending revolving credit facilities of $4.4 billion, with maturity dates ranging from February 1, 1995 through January 1, 2000, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 30, 1995 and $500.0 million of which is available through April 15, 1997; none of these facilities was utilized as of December 31, 1994. At December 31, 1994, First Capital had revolving credit facilities of $250.0 million. The aggregate credit facilities available to Associates as of December 31, 1994 were $9.2 billion with 146 banks. Bank lines and revolvers may be withdrawn only under certain standard conditions. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Bank fees incurred during 1994, 1993 and 1992 approximated $11.0 million, $9.6 million and $6.8 million, respectively, and are .05% to .25% of 1% per annum of the amount of the facilities. At December 31, 1994, the Company had outstanding debt agreements that required compensating balances totaling $1.6 million.

NOTE 6 - NOTES PAYABLE

Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from 1 to 270 days. Bank loan terms range from 4 to 7 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                               Commercial         Bank
                                               Paper Notes        Loans

   Ending balance at December 31, 1994         $11,640.5         $571.4
   Weighted average interest rate at
    December 31, 1994                               5.88%          6.79%

   Ending balance at December 31, 1993         $ 9,735.8         $472.4
   Weighted average interest rate at
    December 31, 1993                               3.25%          3.84%

   Ending balance at December 31, 1992         $ 8,453.6         $466.0
   Weighted average interest rate at
    December 31, 1992                               3.35%          3.51%

The amounts reported in the Consolidated Balance Sheet approximate fair value.

NOTE 7 - LONG-TERM DEBT

Outstanding balances of long-term debt at December 31 were as follows (in millions):

                            Interest
                              Rate
                              Range     Maturities    1994        1993

Senior:
  Notes                   4.06-13.75%   1995-2010   $15,157.7   $13,007.5
  Investment notes        4.15-10.50    1995-1999       354.6       351.4
                                                     15,512.3    13,358.9

Subordinated and Capital:
  Subordinated            7.63- 8.15    1998-2009       141.2       241.2
  Capital                 4.68- 9.00    1995-2002         0.6         0.7
                                                        141.8       241.9

    Total long-term debt                            $15,654.1   $13,600.8

The weighted average interest rate for total long-term debt was 7.24% at December 31, 1994 and 7.54% at December 31, 1993.

The estimated fair value of long-term debt at December 31, 1994 and 1993 was $15.1 billion and $14.5 billion, respectively. The fair value was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1995, $2,132.6 million; 1996, $2,772.1 million; 1997, $3,171.1 million; 1998, $1,820.7 million; 1999,
$2,161.0 million and 2000 and thereafter, $3,596.6 million.

Certain debt issues contain call provisions or may be subject to repayment provisions at the option of the holder on specified dates prior to the maturity date. At December 31, 1994, approximately 3,500 warrants were outstanding to purchase $154.8 million aggregate principal amount of senior notes at par with interest rates ranging from 7.00% to 10.50%. The warrants are exercisable at various dates through October 1, 1999 at prices ranging from $1,000 to $25,000,000 per warrant. All of the above issues are unsecured, except for a $50 million, 8.25% Senior Note due August 15, 2001, which is collateralized by First Capital's corporate offices.

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

The following table sets forth the components of the provision for U.S. Federal and State income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                            Federal     State      Total

  Year Ended December 31, 1994
    Current:                                $ 400.1     $31.5     $ 431.6
    Deferred:
      Leasing transactions                     29.2                  29.2
      Finance revenue                          (5.7)                 (5.7)
      Provision for losses on finance
       receivables and other                 (115.2)               (115.2)
                                            $ 308.4     $31.5     $ 339.9

  Year Ended December 31, 1993
    Current                                  $337.1     $20.5     $ 357.6
    Deferred:
      Leasing transactions                      3.6                   3.6
      Finance revenue                           3.9                   3.9
      Provision for losses on finance
       receivables and other                  (83.4)                (83.4)
                                             $261.2     $20.5     $ 281.7

  Year Ended December 31, 1992
    Current                                  $226.0     $ 8.8     $ 234.8
    Deferred:
      Leasing transactions                     13.6                  13.6
      Finance revenue                          12.9                  12.9
      Provision for losses on finance
       receivables and other                  (48.1)                (48.1)
                                             $204.4     $ 8.8     $ 213.2

At December 31, 1994 and 1993, the components of the Company's net deferred tax asset were as follows (in millions):

                                                     1994           1993

    Deferred tax assets:
      Provision for losses on finance
       receivables and other                       $ 517.2        $ 368.8
      Postretirement and other employee
       benefits                                       74.0           68.1
                                                     591.2          436.9
    Deferred tax liabilities:
      Leasing transactions                          (175.1)        (145.9)
      Finance revenue and other                     (214.3)        (192.6)
                                                    (389.4)        (338.5)
        Net deferred tax asset                     $ 201.8        $  98.4

Due to the Company's earnings level, no valuation allowance related to the deferred tax asset has been recorded.
The effective tax rate differed from the
statutory U.S. Federal income tax rate as follows:
                                         % of Pretax Income
                                       Year Ended December 31
                                     1994       1993       1992

  Statutory tax rate                 35.0%      35.0%      34.0%
  State tax rate                      2.3        1.8        1.0
  Other                               1.0        0.7        0.2
    Effective tax rate               38.3%      37.5%      35.2%

NOTE 9 - DEBT RESTRICTIONS

Associates, First Capital's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

  LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at December 31, 1994, $453.6 million was available for dividends.

  LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1994, Associates tangible net worth was approximately $3.4 billion.

  LIMITATION OF AFFILIATE RECEIVABLES

A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at December 31, 1994 and 1993, amounted to 1.0% and 1.5%, respectively, of its aggregate gross receivables as of those dates.

NOTE 10 - LEASE COMMITMENTS

Leases are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1994, 1993 and 1992 was $48.7 million, $43.9 million, and $38.3 million, respectively. Minimum rental commitments as of December 31, 1994 for all noncancelable leases (primarily office leases) for the years ending December 31, 1995, 1996, 1997, 1998 and 1999 are $42.8 million, $34.8 million, $23.8 million, $16.2 million and $6.1 million, respectively, and $3.8 million thereafter.

NOTE 11 - EMPLOYEE BENEFITS

  DEFINED BENEFIT PLANS

The Company sponsors various qualified and nonqualified pension plans (the "Plan" or "Plans"), which together cover substantially all permanent employees who meet certain eligibility requirements.

Net periodic pension cost for the years indicated includes the following components (in millions):
                                                     December 31
                                                1994     1993     1992

    Service cost                               $ 13.7   $ 10.0   $  8.4
    Interest cost                                21.3     18.1     16.1
    Actual return on Plan assets                 (0.4)   (21.6)   (10.0)
    Net amortization                            (10.9)     7.4     (2.5)
      Net periodic pension cost                $ 23.7   $ 13.9   $ 12.0
    Assumed discount rate, beginning of year     7.00%    8.00%    8.50%

The funded status of the Plan is as follows (in millions):

                                            December 31
                                    1994                    1993
                           Qualified Nonqualified  Qualified Nonqualified
                             Plan       Plan         Plan       Plan

    Actuarial present value
     of benefit obligation:
      Vested                $187.6     $16.8        $197.9      $17.5
      Nonvested                9.0       0.8           8.2        0.2
    Accumulated benefit
     obligation              196.6      17.6         206.1       17.7
    Effect of projected
     future salary
     increases                50.4       6.2          62.4        4.0
    Projected benefit
     obligation              247.0      23.8         268.5       21.7
    Plan assets at fair
     market value            204.7                   197.5
    Excess of plan
     obligation over plan
     assets                   42.3      23.8          71.0       21.7
    Unamortized transition
     obligation and
     amendments               (6.5)     (4.3)         (9.4)      (0.7)
    Unamortized net loss     (13.3)     (1.5)        (42.5)      (3.3)
      Accrued pension
      liability             $ 22.5     $18.0        $ 19.1      $17.7
    Assumed discount rate     8.25%     8.25%         7.00%      7.00%
    Projected compensation
     increases                6.00%     6.00%         6.00%      6.00%
    Expected return           9.00%     9.00%         9.50%      9.50%
A determination of the Federal income tax status related to the qualified Pension Plan has not been requested. An application is expected to be filed in March 1995. If a favorable determination letter is not received, First Capital has agreed to make any changes required to receive a favorable determination letter.

  RETIREMENT SAVINGS AND PROFIT SHARING PLAN

The Company sponsors a defined contribution plan intended to provide assistance in accumulating personal savings for retirement and is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The savings plan has not been submitted to the Internal Revenue Service for approval as a qualified tax-exempt plan. Consequently, the plan provisions are subject to issuance of a favorable determination letter by the Internal Revenue Service ("IRS"). An application for determination is expected to be filed with the IRS in March 1995. For the years ended December 31, 1994, 1993 and 1992, the Company's pretax contributions to the plan were $15.9 million, $14.0 million and $12.1 million, respectively.

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

The amount paid for postretirement benefits for the years ended December 31, 1994, 1993 and 1992 was approximately $1.8 million, $1.5 million and $2.1 million, respectively.

Net periodic postretirement benefit cost for 1994 and 1993 includes the following components (in millions)
                                                       December 31
                                                     1994       1993

    Service cost                                    $ 5.5      $ 4.2
    Interest cost                                     6.3        6.3
    Net amortization                                 (1.0)      (0.7)
      Net periodic postretirement benefit cost      $10.8      $ 9.8
    Assumed discount rate, beginning of year         7.50%      8.50%

Accrued postretirement benefit cost at December 31, 1994 and 1993 is composed of the following (in millions):
                                                       December 31
                                                    1994         1993
    Accumulated postretirement benefit
     obligation ("APBO"):
      Retired participants                          $33.9       $ 33.6
      Fully eligible participants                    18.6         21.1
      Other active participants                      29.5         30.7
        Total APBO                                   82.0         85.4
    Unamortized amendments                            9.8         11.5
    Unrecognized actuarial loss                      (2.7)       (16.8)
      Accrued postretirement benefit cost           $89.1       $ 80.1
    Assumed discount rate                            8.75%        7.50%

For measurement purposes, a 12.10% and 12.50% weighted average annual rate of increase in per capita cost of covered health care benefits was assumed for 1994 and 1993, respectively, decreasing gradually to 5.50% by the year 2009. Increasing the assumed health care cost trend rate by one percentage point each year would increase the APBO as of December 31, 1994 and 1993 by $6.0 million and $6.2 million, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $0.9 million and $0.8 million, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

First Capital and its subsidiaries are defendants in various legal proceedings which arose in the normal course of business. In management's judgment (based upon the advice of counsel), the ultimate liabilities, if any, from such legal proceedings will not have a material adverse effect on the consolidated financial position or operations of First Capital.

NOTE 13 - OTHER ASSETS

The components of Other Assets at December 31, 1994 and 1993 were as follows (in millions):
                                                       December 31
                                                   1994           1993

    Balances with related parties - NOTE 14      $   68.7       $  170.4
    Goodwill                                        362.0          382.2
    Other                                           569.5          663.1
      Total other assets                         $1,000.2       $1,215.7

NOTE 14 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

  CAPITAL TRANSACTIONS

In both 1994 and 1993, First Capital received from Ford Holdings a capital contribution of $200.0 million in the form of cash.

  OTHER TRANSACTIONS AND BALANCES

First Capital, through Associates, provides debt financing or advances to certain of its former foreign subsidiaries. At December 31, 1994 and 1993, amounts due from foreign affiliates totaled $68.7 million and $142.1 million, respectively, and were included in Other Assets. These receivables or advances bear fluctuating interest rates (as applicable) and are payable on demand. Interest income related to these transactions was $14.4 million, $21.3 million and $34.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. The estimated fair value of these receivables was $70.4 million and $150.2 million at December 31, 1994 and 1993, respectively.

The Company provides certain services of an administrative nature, use of certain tangible and intangible assets, including trademarks, guarantees of debt and related interest, and other management services to certain of its foreign affiliates in Japan, Canada, Puerto Rico and the United Kingdom. Services and usage are charged to the affiliates based on the nature of the service. Fees for financial accommodations range from .25% to 1% of the average outstanding debt guaranteed. Management believes such charges reflect the market value for such services, usage and guarantees. The amounts paid or accrued under these arrangements for the years ended December 31, 1994, 1993 and 1992 were $53.7 million, $40.1 million and $35.5 million, respectively.

The Company provides certain auto club and relocation services to Ford. Revenues related to these services were $19.4 million, $12.1 million and $6.7 million for the years ended December 31, 1994, 1993 and 1992, respectively.

At December 31, 1994 and 1993, the Company was a guarantor on debt and related accrued interest of its foreign affiliates in Canada and Puerto Rico amounting to $339.9 million and $256.7 million, respectively.

At December 31, 1994 and 1993, First Capital's current income taxes payable to Holdings amounted to $30.4 million and $40.2 million, respectively.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

The Company maintains cash, cash equivalents, investments, and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

Amounts under currency and interest rate swap contracts at December 31, 1994 were approximately $95.7 million. The Company is at market and interest rate risk for any currency and/or interest rate differential should a counterparty to these contracts fail to meet the terms of the contracts. At December 31, 1994, the Company estimates its exposure to loss resulting from currency and/or interest rate differentials, in the event of nonperformance by certain counterparties, was $0.2 million; the Company estimates its benefit resulting from currency differentials in the event of nonperformance by certain counterparties, was $0.9 million. The estimated fair value of amounts under contract approximated $0.7 million. Such value was determined based on the foreign currency exchange rates/interest rate for similar transactions in effect at the balance sheet date. It is the Company's policy that each counterparty's debt rating must be rated Aa3, AA- or better by at least two nationally recognized rating agencies at the time any such contract is entered into. The Company monitors such ratings on an ongoing basis.

Associates National Bank (Delaware) a subsidiary of First Capital, makes available credit lines to holders of their credit cards. The unused portion of the available credit is revocable by the bank under specified conditions. The unused portion of the available credit at December 31, 1994 and 1993 approximated $9.0 billion and $8.2 billion, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

The consumer operation grants revolving lines of credit to certain of its customers. At December 31, 1994 and 1993, the unused portion of these lines aggregated approximately $455.2 million and $712.4 million, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

The commercial operation grants lines of credit to certain dealers of truck, construction equipment and manufactured housing. At December 31, 1994 and 1993, the unused portion of these lines aggregated approximately $849.7 million and $684.6 million, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

NOTE 16 - INVESTMENTS IN MARKETABLE SECURITIES

  DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, concurrent with the adoption of SFAS No. 115, the Company classified its investments in debt securities as available for sale and adjusted its recorded value to market. Prior to adoption of this standard, the Company carried these investments at amortized cost. The estimated market value at December 31, 1994 and 1993 was $563.2 million and $612.0 million, respectively. Amortized cost at December 31, 1994 and 1993 was $590.3 million and $598.7 million, respectively. During 1994, realized gains and losses on sales amounted to $2.1 million and $0.3 million, respectively. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax. The following table sets forth, by type of security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1994 (in millions):

                                           Gross       Gross
                                         Unrealized  Unrealized  Estimated
                              Amortized   Holding     Holding      Market
                                Cost       Gains       Losses      Value

  U.S. Government obligations  $422.4       $0.7      $(25.2)     $397.9
  Corporate obligations          66.8        0.2        (0.5)       66.5
  Mortgage-backed                96.3                   (2.3)       94.0
  Other                           4.8                                4.8
    Total debt securities      $590.3       $0.9      $(28.0)     $563.2

The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below (in millions):

                                                            Estimated
                                              Amortized       Market
                                                Cost          Value

  Due in one year or less                      $ 93.2        $ 92.1
  Due after one year through five years         384.3         369.6
  Due after five years through ten years        110.8          99.6
  Due after ten years                             2.0           1.9
                                               $590.3        $563.2

  EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. Concurrent with the adoption of SFAS No. 115, the Company classified its investments in equity securities as trading securities and included in earnings unrealized gains or losses on such securities. Prior to adoption, unrealized gains or losses were reported as a component of stockholder's equity, net of tax. The estimated market value at December 31, 1994 and 1993 was $41.9 million and $35.0 million, respectively. Historical cost at December 31, 1994 and 1993 was $38.9 million and $28.9 million, respectively.

Estimated market values of debt and equity securities are based on quoted market prices.

NOTE 17 - BUSINESS SEGMENT INFORMATION

First Capital's primary business activities are consumer finance, commercial finance and insurance underwriting. The consumer finance operation is engaged in making and investing in residential real estate-secured receivables, consumer direct installment and revolving credit receivables, including credit card receivables, primarily through a wholly-owned credit card bank, purchasing consumer retail installment obligations and providing other consumer financial services. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and sales of other financial services, including automobile club, mortgage banking and relocation services. The insurance operation is engaged in underwriting credit life, credit accident and health, property and casualty, and accidental death and dismemberment insurance, principally for customers of the finance operations, and such sales are the principal amounts included in the intersegment revenue shown below. The following table sets forth information by business segment (in millions):

                                      Business Segment              Corporate
                                   Consumer  Commercial                and
                                   Finance   Finance (c) Insurance    Other    Eliminations  Consolidated
Year Ended or at December 31, 1994
  Revenue other than intersegment  $ 2,949.2  $ 1,134.2   $  338.4   $ 16.2      $ (32.7)     $ 4,405.3
  Intersegment (a)                     131.3       22.0                           (153.3)
      Total revenue                $ 3,080.5  $ 1,156.2   $  338.4   $ 16.2      $(186.0)     $ 4,405.3

  Operating income (b)             $   675.0  $   307.5              $(94.5)                  $   888.0

  Total assets                     $19,576.1  $11,554.6   $1,030.3   $ 86.0                   $32,247.0

Year Ended or at December 31, 1993
  Revenue other than intersegment  $ 2,444.8  $   991.1   $  280.6   $ 14.6      $ (25.5)     $ 3,705.6
  Intersegment (a)                     105.6       20.2                           (125.8)
      Total revenue                $ 2,550.4  $ 1,011.3   $  280.6   $ 14.6      $(151.3)     $ 3,705.6

  Operating income (b)             $   564.8  $   277.4              $(90.4)                  $   751.8

  Total assets                     $16,894.0  $ 9,850.6   $  877.4   $ 73.6                   $27,695.6

Year Ended or at December 31, 1992
  Revenue other than intersegment  $ 2,200.0  $   901.7   $  251.4   $ 14.4      $ (20.9)     $ 3,346.6
  Intersegment (a)                      94.9       33.4                           (128.3)
      Total revenue                $ 2,294.9  $   935.1   $  251.4   $ 14.4      $(149.2)     $ 3,346.6

  Operating income (b)             $   449.6  $   249.8              $(93.0)                  $   606.4

  Total assets                     $15,109.3  $ 8,129.3   $  735.7   $ 60.0                   $24,034.3

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

NOTE 18 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Condensed unconsolidated financial information of Associates First Capital Corporation as of or for the years ended December 31, 1994, 1993 and 1992 were as follows (in millions):

                       CONDENSED STATEMENT OF EARNINGS


                                              Year Ended December 31
                                             1994      1993      1992

Revenue
  Interest and other income                 $  8.7    $  6.7    $  6.1
  Dividends from subsidiaries                270.5     242.7     191.6
                                             279.2     249.4     197.7

Expenses
  Interest expense                            54.8      51.1      56.5
  Operating expenses                          16.2      15.3      15.2
                                              71.0      66.4      71.7

Income before credit for Federal income
 taxes and equity in net earnings of
 subsidiaries                                208.2     183.0     126.0
Credit for Federal income taxes resulting
 from tax agreements with subsidiaries        21.7      21.2      21.7
Earnings before equity in undistributed
 earnings of subsidiaries                    229.9     204.2     147.4
Equity in undistributed earnings of
 subsidiaries                                318.2     265.9     235.1
Net earnings                                $548.1    $470.1    $382.8







                See notes to condensed financial information.

                           CONDENSED BALANCE SHEET

                                                      December 31
                                                    1994       1993

Assets
  Investment in and advances to subsidiaries,
   eliminated in consolidation, and other         $3,829.4  $3,198.9
    Total assets                                  $3,829.4  $3,198.9

Liabilities and Stockholder's Equity
  Accounts payable and accruals                   $   33.0  $   19.9
  Notes payable and long-term debt (2)               836.5     672.7
  Stockholder's equity (1)                         2,959.9   2,506.3
    Total liabilities and stockholder's equity    $3,829.4  $3,198.9

The estimated fair value of notes payable and long-term debt at December 31, 1994 and 1993 was $829.4 million and $685.3 million, respectively. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.







                See notes to condensed financial information.

                      CONDENSED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                   Year Ended December 31
                                                   1994     1993     1992

Cash Flows from Operating Activities
  Net earnings                                   $ 548.1  $ 470.1  $ 382.8
  Adjustments to net earnings for noncash items:
    Amortization and depreciation                    0.1      0.1      0.1
    Increase (decrease) in accounts payable and
     accruals                                       13.1     (6.5)   (13.7)
    Equity in undistributed earnings of
     subsidiaries                                 (318.2)  (265.9)  (235.1)
  Other                                            (20.9)    (0.6)     1.0
    Net cash provided from operating activities    222.2    197.2    135.1
Cash Flows from Investing Activities
  Cash dividends from subsidiaries (1)             270.5    242.7    191.6
  Increase in investments in and advances to
   subsidiaries                                   (583.7)  (402.7)  (151.7)
    Net cash (used for) provided from investing
     activities                                   (313.2)  (160.0)    39.9
Cash Flows from Financing Activities
  Increase in notes payable and long-term
   debt (2)                                        352.7    231.6    241.8
  Capital contribution from parent                 200.0    200.0
  Cash dividends paid                             (273.0)  (226.0)  (190.0)
  Retirement of long-term debt                    (188.9)  (244.2)  (228.4)
    Net cash provided from (used for)
     financing activities                           90.8    (38.6)  (176.6)

Decrease in cash and cash equivalents               (0.2)    (1.4)    (1.6)
Cash and cash equivalents at beginning of period    (0.9)     0.5      2.1

Cash and cash equivalents at end of period       $  (1.1) $  (0.9) $   0.5

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

(2) Notes payable and long-term debt bear interest at rates from 4.15% to 13.75%. The estimated maturities of the notes outstanding, at December 31, 1994, during subsequent years were as follows (in millions):

          1995                               $351.1
          1996                                220.2
          1997                                151.0
          1998                                 73.9
          1999                                 40.3
                                             $836.5

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

   (a) Financial Statements                                        Page

       Report of Independent Accountants                            15
       Consolidated Statement of Earnings for the years
        ended December 31, 1994, 1993 and 1992                      16
       Consolidated Balance Sheet at December 31, 1994
        and 1993                                                    17
       Consolidated Statement of Changes in Stockholder's
        Equity for the years ended December 31, 1994,
         1993 and 1992                                              18
       Consolidated Statement of Cash Flows for the years
        ended December 31, 1994, 1993 and 1992                      19
       Notes to consolidated financial statements                   20

   (b) Reports on Form 8-K.

       During the quarter ended December 31, 1994, First Capital filed no Current Reports on Form 8-K.

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

       (12) Computation of Ratio of Earnings to Fixed Charges.

       (21) Subsidiaries of the registrant. Omitted in accordance with General Instruction J.(2)(b) to Form 10-K.

       (23) Consent of Independent Accountants.

       (24) Powers of Attorney.

       (27) Financial Data Schedule.

                                 SIGNATURES

    No annual report to security holders or proxy material has been or will be sent to security holders. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASSOCIATES FIRST CAPITAL CORPORATION


                                     By      /s/ ROY A. GUTHRIE
                                       Senior Vice President and Comptroller
                                                  March 21, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                      Title                 Date


     KEITH W. HUGHES*        Chairman of the Board,
    (Keith W. Hughes)         Principal Executive Officer
                              and Director


      JAMES E. JACK*         Senior Executive Vice President,
     (James E. Jack)          Principal Financial Officer
                              and Director


      ROY A. GUTHRIE*        Senior Vice President,         March 21, 1995
     (Roy A. Guthrie)         Comptroller and Principal
                              Accounting Officer


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

 (12)  Computation of Ratio of Earnings to Fixed Charges.

 (21) Subsidiaries of the registrant. Omitted in accordance with General Instruction J.(2)(b) to Form
       10-K.

 (23)  Consent of Independent Accountants.

 (24)  Powers of Attorney.

 (27)  Financial Data Schedule.

                                 EXHIBIT 12

                                                              EXHIBIT 12


                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts In Millions)



                                       Year Ended December 31
                            1994      1993      1992      1991      1990

Fixed Charges (a)
  Interest expense        $1,558.2  $1,340.5  $1,281.4  $1,347.8  $1,217.3
  Implicit interest in
   rent                        8.3       8.0       7.8       7.4       7.9
    Total fixed charges   $1,566.5  $1,348.5  $1,289.2  $1,355.2  $1,225.2


Earnings (b)              $  888.0  $  751.8  $  606.4  $  540.4  $  448.0
Fixed charges              1,566.5   1,348.5   1,289.2   1,355.2   1,225.2
    Earnings, as defined  $2,454.5  $2,100.3  $1,895.6  $1,895.6  $1,673.2

Ratio of Earnings to
 Fixed Charges                1.57      1.56      1.47      1.40      1.37


(a) For purposes of such computation, the term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals. Prior year implicit interest amounts have been restated to conform to current calculation methodology.

(b) For purposes of such computation, the term "Earnings" represents earnings before provision for income taxes and cumulative effect of changes in accounting principles, plus fixed charges.

                                 EXHIBIT 23

                                                             EXHIBIT 23


                     CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statement of Associates First Capital Corporation on Form S-3 (No. 33-65752) of our report dated January 27, 1995, on our audits of the consolidated financial statements of Associates First Capital Corporation as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, which report is included in this Annual Report on Form 10-K.







                                             COOPERS & LYBRAND L.L.P.




Dallas, Texas
March 21, 1995

                                 EXHIBIT 24

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE AND CHESTER D. LONGENECKER, and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS E. DALE, ROY A. GUTHRIE AND CHESTER
D. LONGENECKER, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS E. DALE, ROY A. GUTHRIE AND CHESTER D. LONGENECKER, or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 10th day of February, 1995.






                                SIGNATURE:/s/   Keith W. Hughes
                                                Keith W. Hughes

                                OFFICE:   Chairman of the Board, Principal
                                           Executive Officer and Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 13th day of January, 1995.





                                SIGNATURE:/s/   James E. Jack
                                                James E. Jack

                                OFFICE:   Senior Executive Vice President,
                                          Principal Financial Officer and
                                             Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 13th day of January, 1995.





                                SIGNATURE:/s/   Harold D. Marshall
                                                Harold D. Marshall

                                OFFICE:   Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 13th day of January, 1995.





                                SIGNATURE:/s/   Joseph M. McQuillan
                                                Joseph M. McQuillan

                                OFFICE:   Director

                              POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that the undersigned, an officer and/or a director of ASSOCIATES FIRST CAPITAL CORPORATION (the "Company"), has made, constituted and appointed and by these presents does hereby make, constitute and appoint THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE
A. OVERCASH, JR., and each of them, his true and lawful attorneys, for him and in his name, place and stead, and in his office and capacity as aforesaid, to sign and file the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and any and all amendments thereto and any and all other documents to be signed and filed with the Securities and Exchange Commission in connection therewith, hereby granting to said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in the premises, as fully, to all intents and purposes, as he might or could do if personally present, hereby ratifying and confirming in all respects all that said THOMAS E. DALE, ROY A. GUTHRIE, CHESTER D. LONGENECKER AND REECE A. OVERCASH, JR., or any of them, as said attorneys, may or shall lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, the undersigned has set his hand this 13th day of January, 1995.





                                SIGNATURE:/s/   Roy A. Guthrie
                                                Roy A. Guthrie

                                OFFICE:   Senior Vice President, Comptroller
                                          and Principal Accounting Officer