Form 10-Q
period 1995-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1995-05-11
CIK 7974

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

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

As of March 31, 1995, the registrant had 250 shares of Common Stock authorized, issued and outstanding, all of which were owned directly by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.


                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                                     Three Months Ended
                                                          March 31
                                                     1995          1994

REVENUE
  Finance charges                                  $1,130.8      $  899.5

  Insurance premiums                                   81.9          63.0

  Investment and other income                          58.1          57.1

                                                    1,270.8       1,019.6

EXPENSES
  Interest expense                                    477.4         344.7

  Operating expenses                                  345.5         303.9

  Provision for losses on finance receivables         173.9         126.9

  Insurance benefits paid or provided                  36.3          39.2

                                                    1,033.1         814.7

EARNINGS BEFORE PROVISION FOR INCOME TAXES            237.7         204.9

PROVISION FOR INCOME TAXES                             85.8          77.4

NET EARNINGS                                       $  151.9      $  127.5







               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                    March 31     December 31
                                                      1995          1994

                                   ASSETS

CASH AND CASH EQUIVALENTS                           $   271.5     $   410.0
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                               783.5         605.1
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                   22,279.2      21,360.1
  Commercial Finance                                 10,174.1       9,815.9
    Total net finance receivables                    32,453.3      31,176.0
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES            (987.2)       (944.3)
OTHER ASSETS                                          1,012.8       1,000.2

    Total assets                                    $33,533.9     $32,247.0


                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                  $12,121.7     $11,640.5
  Bank Loans                                                          571.4
ACCOUNTS PAYABLE AND ACCRUALS                         1,013.5         875.5
INSURANCE POLICY AND CLAIMS RESERVES                    566.8         545.6
LONG-TERM DEBT
  Senior Notes                                       16,641.4      15,512.3
  Subordinated and Capital Notes                        141.8         141.8
                                                     16,783.2      15,654.1

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at stated
    value                                                47.0          47.0
  Paid-in Capital                                     1,104.4       1,104.4
  Retained Earnings                                   1,906.0       1,826.1
  Unrealized Loss on Available-for-Sale
   Securities - NOTE 3                                   (8.7)        (17.6)
    Total stockholder's equity                        3,048.7       2,959.9

    Total liabilities and stockholder's equity      $33,533.9     $32,247.0




               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   151.9     $   127.5
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        173.9         126.9
    Increase in accounts payable and accruals          138.8         154.6
    Depreciation and amortization                       37.6          36.9
    Increase in insurance policy and claims
     reserves                                           21.2          32.9
    Deferred income taxes                               (1.6)        (19.6)
    Unrealized gain on trading securities               (3.0)         (3.6)
  Purchases of trading securities                       (4.0)         (9.1)
  Sales of trading securities                            5.3           7.9
  Other                                                               (3.0)

    Net cash provided from operating activities        520.1         451.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased       (7,768.3)     (6,120.6)
  Finance receivables liquidated                     6,451.1       5,206.1
  Acquisition of other finance business, net          (116.1)
  Purchases of available-for-sale securities          (198.2)        (89.9)
  Sales and maturities of available-for-sale
   securities                                           35.3         174.2
  Decrease in real estate loans held for sale           10.6          14.4
  Increase in other assets                             (39.9)         (8.4)

    Net cash used for investing activities          (1,625.5)       (824.2)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         1,551.5         849.2
  (Decrease) increase in notes payable                 (90.2)        236.8
  Cash dividends                                       (72.0)        (64.0)
  Retirement of long-term debt                        (422.4)       (578.4)

    Net cash provided from financing activities        966.9         443.6

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (138.5)         70.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       410.0         290.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   271.5     $   361.1

CASH PAID FOR:
  Interest                                         $   443.8     $   329.2

  Income taxes                                     $     1.6     $    18.9



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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1995 and December 31, 1994 was $739.9 million and $563.2 million, respectively. Amortized cost at March 31, 1995 and December 31, 1994 was $753.8 million and $590.3 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax.

   EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. The Company classifies its investments in equity securities as trading securities. The estimated market value at March 31, 1995 and December 31, 1994 was $43.6 million and $41.9 million, respectively. Historical cost at March 31, 1995 and December 31, 1994 was $39.1 million and $38.9 million, respectively. Realized and unrealized gains or losses on sales are included in revenue as incurred.

NOTE 4 - FINANCE RECEIVABLES

At March 31, 1995 and December 31, 1994, net finance receivables consisted of the following (in millions):
                                                   March 31     December 31
                                                     1995          1994

  Consumer Finance
    Residential real estate-secured receivables $12,042.1 $11,455.2 Direct installment and credit card
     receivables                                     6,860.3       6,685.7
    Manufactured housing and other installment
     receivables                                     3,376.8       3,219.2
                                                    22,279.2      21,360.1
  Commercial Finance
    Heavy-duty truck receivables                     4,602.1       4,524.1
    Other industrial equipment receivables           5,572.0       5,291.8
                                                    10,174.1       9,815.9
      Net finance receivables                      $32,453.3     $31,176.0

On January 1, 1995, Associates acquired $116 million of net real estate-secured receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

NOTE 5 - DEBT RESTRICTIONS

Associates, First Capital's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS
A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at March 31, 1995, $536.6 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH
A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At March 31, 1995, Associates tangible net worth was approximately $3.6 billion.

   LIMITATION ON AFFILIATE RECEIVABLES
A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at March 31, 1995 amounted to 1.3% of its aggregate gross receivables.

NOTE 6 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of First Capital for the three months ended March 31, 1995 and 1994 was 1.50 and 1.59, respectively. For purposes of such computation, the term "Earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For the three months ended March 31, 1995 compared with the three months ended March 31, 1994:

    REVENUE - Total revenue for the three months ended March 31, 1995 increased $251.2 million (25%), compared to the three months ended March 31, 1994. The components of the increase were as follows:

    Finance charges increased $231.3 million (26%), primarily caused by an increase in average net finance receivables outstanding, and to a lesser extent, an increase in average revenue rates. Average net finance receivables outstanding were $31.8 billion and $26.7 billion for the three months ended March 31, 1995 and 1994, respectively, a 19% increase. Total net finance receivables increased by approximately $5.3 billion (20%) from March 31, 1994 to March 31, 1995. Of the total growth, 33% was in the residential real estate-secured portfolio, 24% was in the direct installment and credit card portfolios, 13% was in the manufactured housing and other portfolios, 20% was in the industrial equipment portfolio and 10% was in the heavy-duty truck portfolio. The growth was primarily generated from internal sources, but included the acquisitions of net finance receivables of Amoco Oil Company ($416 million) in September 1994 and First Collateral Services, Inc. ($61 million) in December 1994. The annualized average revenue rates on aggregate net receivables were 14.2% and 13.5% for the three months ended March 31, 1995 and 1994, respectively.

    Insurance premiums increased $18.9 million (30%), as a result of increased sales of insurance products, primarily in the credit life, credit accident and health, and casualty insurance products.

    Investment and other income was substantially unchanged from the prior year period.

    EXPENSES - Total expenses for the three months ended March 31, 1995 increased $218.4 million (27%), compared with the three months ended March 31, 1994. The components of the increase were as follows:

    Interest expense increased $132.7 million (39%). This change was caused by an increase in average outstanding debt, attributable to higher net finance receivables outstanding and an increase in average interest rates on total debt. The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.69% and 5.68% for the three months ended March 31, 1995 and 1994, respectively. As a result, the annualized net interest margin was 8.23% for the three months ended March 31, 1995 compared with 8.32% for the three months ended March 31, 1994.

    Operating expenses increased $41.6 million (14%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $47.0 million (37%), primarily due to increased losses resulting from an increase in net finance receivables. Annualized net credit losses, measured as a percent of average net finance receivables, were 1.66% at March 31, 1995, compared to 1.54% for the prior year. The allowance for losses increased $42.9 million (5%) to $987.2 million at March 31, 1995 from $944.3 million at December 31, 1994. The increase primarily relates to growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.04% at March 31, 1995 as compared to 3.03% at December 31, 1994. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided decreased $2.9 million (7%) during the three months ended March 31, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforemen-tioned changes, earnings before provision for income taxes increased $32.8 million (16%) during the three months ended March 31, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 36.1% and 37.8% of earnings before provision for income taxes for the three months ended March 31, 1995 and 1994, respectively. The percentage decrease was primarily due to a decrease in the Company's state income tax provision as a result of changes in its tax sharing agreement with Ford.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $24.4 million (19%) during the three months ended March 31, 1995.

LIQUIDITY/CAPITAL RESOURCES

    The following sets forth liquidity and capital resources for First Capital and its subsidiaries other than Associates and its subsidiaries.

    First Capital's primary sources of funds have been (i) borrowings from both commercial banks and the public and (ii) borrowings and dividends from Associates. Associates is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized in NOTE 5 to these consolidated financial statements.

    At March 31, 1995, First Capital had contractually committed bank lines of credit of $110.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During the three months ended March 31, 1995, First Capital raised $76.8 million through public and private offerings of intermediate- and long-term debt.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the three months ended March 31, 1995 was 5.88%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the three months ended March 31, 1995, Associates raised $1.5 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 7.79% and 5.6 years, respectively. At March 31, 1995, Associates short-term debt, as defined, as a percent of total debt was 53%. Short-term debt, for purposes of this computation, includes the current portion of long-term debt but excludes short-term investments.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At March 31, 1995, Associates had contractually committed lines of credit at 123 banks aggregating $4.0 billion, with various maturities through March 31, 1996, none of which was utilized at March 31, 1995. Also at March 31, 1995, Associates had agreements with 98 banks extending revolving credit facilities of $4.2 billion, with maturity dates ranging from April 1, 1995 through January 1, 2000, and $1.0 billion of receivables purchase facilities, $500.0 million of which is available through April 30, 1995 and $500.0 million of which is available through April 15, 1997; none of these facilities was utilized as of March 31, 1995. The aggregate credit facilities as of March 31, 1995 were $9.2 billion with 145 banks. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .05% to .25% of 1% per annum of the amount of the facilities. At March 31, 1995, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 76% of net short-term borrowings outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective in 1995. The adoption of this standard is not expected to be significant to the Company's consolidated financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

         (b) Reports on Form 8-K

             During the first quarter ended March 31, 1995, First Capital filed no Current Reports on Form 8-K.








                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 12, 1995

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





                                 By/s/   Roy A. Guthrie
                                   Senior Vice President and Comptroller

                                                         EXHIBIT 12



                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                               Three Months Ended
                                                    March 31
                                              1995            1994

Fixed Charges (a)

  Interest expense                           $477.4          $344.7

  Implicit interest in rent                     2.8             2.6

    Total fixed charges                      $480.2          $347.3

Earnings (b)

  Earnings before provision for income
   taxes                                     $237.7          $204.9

  Fixed charges                               480.2           347.3

    Earnings, as defined                     $717.9          $552.2


Ratio of Earnings to Fixed Charges             1.50            1.59


(a) For purposes of such computation, the term "Fixed Charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals. The prior year implicit interest amount has been restated to conform to current calculation methodology.

(b) For purposes of such computation, the term "Earnings" represents earnings before provision for income taxes, plus fixed charges.