Form 10-Q
period 1995-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 1995-11-13
CIK 7974

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

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

As of September 30, 1995, the registrant had 250 shares of Common Stock authorized, issued and outstanding, all of which were owned directly by Ford Holdings, Inc. The registrant meets the conditions set forth in General Instruction H.(1)(a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                                Nine Months Ended     Three Months Ended
                                   September 30           September 30
                                 1995       1994       1995        1994

REVENUE
  Finance charges              $3,567.2   $2,816.3   $1,244.6    $  992.6

  Insurance premiums              245.4      211.8       80.4        78.4

  Investment and other
   income                         183.1      160.6       64.0        54.4

                                3,995.7    3,188.7    1,389.0     1,125.4

EXPENSES
  Interest expense              1,508.2    1,117.8      524.3       403.2

  Operating expenses            1,108.6      890.6      369.2       292.3

  Provision for losses on
   finance receivables            542.8      426.8      189.4       150.9

  Insurance benefits paid
   or provided                     99.9      108.7       33.9        37.6

                                3,259.5    2,543.9    1,116.8       884.0

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES                 736.2      644.8      272.2       241.4

PROVISION FOR INCOME TAXES        272.3      245.0      101.3        90.5

NET EARNINGS                   $  463.9   $  399.8   $  170.9    $  150.9





               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)


                                               September 30     December 31
                                                   1995            1994

                                   ASSETS

CASH AND CASH EQUIVALENTS                       $   362.7        $   410.0
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                           871.6            605.1
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                               24,239.0         21,360.1
  Commercial Finance                             11,065.6          9,815.9
    Total net finance receivables                35,304.6         31,176.0
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES      (1,079.7)          (944.3)
OTHER ASSETS                                      1,124.2          1,000.2

    Total assets                                $36,583.4        $32,247.0


                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                              $12,837.7        $11,640.5
  Bank Loans                                        307.5            571.4
ACCOUNTS PAYABLE AND ACCRUALS                     1,094.0            875.5
INSURANCE POLICY AND CLAIMS RESERVES                594.7            545.6
LONG-TERM DEBT
  Senior Notes                                   18,392.6         15,512.3
  Subordinated and Capital Notes                    141.8            141.8
                                                 18,534.4         15,654.1

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at
   stated value                                      47.0             47.0
  Paid-in Capital                                 1,104.4          1,104.4
  Retained Earnings                               2,060.0          1,826.1
  Unrealized Gain (Loss) on Available-for-Sale
   Securities - NOTE 3                                3.7            (17.6)
    Total stockholder's equity                    3,215.1          2,959.9

    Total liabilities and stockholder's equity  $36,583.4        $32,247.0




               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                     Nine Months Ended
                                                        September 30
                                                     1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    463.9   $    399.8
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        542.8        426.8
    Increase in accounts payable and accruals          254.0         72.8
    Depreciation and amortization                      114.6        109.9
    Increase in insurance policy and claims
     reserves                                           49.1         95.1
    Deferred income taxes                              (22.3)       (80.5)
    Unrealized gain on trading securities               (4.3)        (3.0)
  Purchases of trading securities                       (5.8)       (15.9)
  Sales of trading securities                           39.3         17.4
  Other                                                              (4.2)
    Net cash provided from operating activities      1,431.3      1,018.2

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (24,874.1)   (20,395.4)
  Finance receivables liquidated                    20,390.8     16,949.6
  Acquisitions of other finance businesses, net       (116.1)      (426.4)
  Proceeds from sale of investment in mortgage
   servicing rights                                                  97.1
  Purchases of available-for-sale securities          (620.2)      (205.8)
  Sales and maturities of available-for-sale
   securities                                          358.3        236.8
  (Increase) decrease in real estate loans held
   for sale                                             (6.7)        52.6
  Increase in other assets                            (173.5)       (19.2)
    Net cash used for investing activities          (5,041.5)    (3,710.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         4,114.3      2,812.9
  Increase in notes payable                            933.3      1,375.9
  Cash dividends                                      (230.0)      (197.0)
  Retirement of long-term debt                      (1,254.7)    (1,248.0)
    Net cash provided from financing activities      3,562.9      2,743.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (47.3)        51.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       410.0        290.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    362.7   $    341.6

CASH PAID FOR:
  Interest                                        $  1,444.0   $  1,098.8

  Income taxes                                    $    300.8   $    322.6



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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at September 30, 1995 and December 31, 1994 was $858.9 million and $563.2 million, respectively. Amortized cost at September 30, 1995 and December 31, 1994 was $853.2 million and $590.3 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax.

   EQUITY SECURITIES

Equity security investments, principally common stock held by the Company's insurance subsidiaries, are recorded at market value. The Company classifies its investments in equity securities as trading securities. The estimated market value at September 30, 1995 and December 31, 1994 was $12.7 million and $41.9 million, respectively. Historical cost at September 30, 1995 and December 31, 1994 was $7.8 million and $38.9 million, respectively. Realized and unrealized gains or losses on sales are included in investment and other income as incurred.

NOTE 4 - FINANCE RECEIVABLES

At September 30, 1995 and December 31, 1994, net finance receivables consisted of the following (in millions):

                                                September 30   December 31
                                                    1995          1994

  Consumer Finance
    Residential real estate-secured receivables $12,988.8 $11,455.2 Direct installment and credit card
     receivables                                   7,575.1        6,685.7
    Manufactured housing and other installment
     receivables                                   3,675.1        3,219.2
                                                  24,239.0       21,360.1
  Commercial Finance
    Heavy-duty truck receivables                   4,797.9        4,524.1
    Other industrial equipment receivables         6,267.7        5,291.8
                                                  11,065.6        9,815.9
      Net finance receivables                    $35,304.6      $31,176.0

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

  LIMITATION ON PAYMENT OF DIVIDENDS
A restriction contained in one series of debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at September 30, 1995, $717.0 million was available for dividends.

  LIMITATION ON MINIMUM TANGIBLE NET WORTH
A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At September 30, 1995, Associates tangible net worth was approximately $4.0 billion.

  LIMITATION ON AFFILIATE RECEIVABLES
A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes First Capital, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which First Capital or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at September 30, 1995 amounted to 0.6% of its aggregate gross receivables.

NOTE 6 - RATIO TO EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of First Capital for the nine months ended September 30, 1995 and 1994 was 1.49 and 1.57, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    For the nine months ended September 30, 1995 compared with the nine months ended September 30, 1994:

    REVENUE - Total revenue for the nine months ended September 30, 1995 increased $807.0 million (25%), compared to the nine months ended September 30, 1994. The components of the increase were as follows:

    Finance charges increased $750.9 million (27%), caused primarily by an increase in average net finance receivables outstanding, and, to a lesser extent, an increase in average revenue rates. Average net finance receivables outstanding were $33.2 billion and $27.8 billion for the nine months ended September 30, 1995 and 1994, respectively, a 19% increase. The growth was primarily generated from internal sources, but included the acquisitions of net finance receivables of Amoco Oil Company ($416 million) in September 1994 and First Collateral Services, Inc. ($61 million) in December 1994. The annualized average revenue rates on aggregate net receivables were 14.33% and 13.49% for the nine months ended September 30, 1995 and 1994, respectively.

    Insurance premiums increased $33.6 million (16%), as a result of increased sales of insurance products, primarily in the credit life, credit accident and health, and casualty insurance products.

    Investment and other income increased $22.5 million (14%). The increase was primarily due to increased investment income from the Company's investment portfolio related to its insurance business.

    EXPENSES - Total expenses for the nine months ended September 30, 1995 increased $715.6 million (28%), compared with the nine months ended September 30, 1994. The components of the increase were as follows:

    Interest expense increased $390.4 million (35%). This change was caused by an increase in average outstanding debt ($243.8 million) attributable to higher net finance receivables outstanding, and an increase in average interest rates ($146.6 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.69% and 5.88% for the nine months ended September 30, 1995 and 1994, respectively. The annualized net interest margin was 8.27% for the nine months ended September 30, 1995 compared with 8.14% for the nine months ended September 30, 1994.

    Operating expenses increased $218.0 million (24%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $116.0 million (27%), primarily due to increased losses resulting from an increase in net finance receivables. Annualized net credit losses, measured as a percent of average net finance receivables, were 1.65% at September 30, 1995, compared to 1.62% for the prior year. The allowance for losses increased $135.4 million (14%) to $1.1 billion at September 30, 1995 from $944.3 million at December 31, 1994. The increase primarily relates to the growth in net finance receivables. The allowance for losses, measured as a percent of net finance receivables, was 3.06% at September 30, 1995 as compared to 3.03% at December 31, 1994. The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables.

    Insurance benefits paid or provided decreased $8.8 million (8%) during the nine months ended September 30, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $91.4 million (14%) during the nine months ended September 30, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.0% and 38.0% of earnings before provision for income taxes for the nine months ended September 30, 1995 and 1994, respectively. The percentage decrease was primarily due to a decrease in the Company's state income tax provision as a result of changes in its tax sharing agreement with Ford.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $64.1 million (16%) during the nine months ended September 30, 1995.

    For the three months ended September 30, 1995 compared with the three months ended September 30, 1994:

    REVENUE - Total revenue for the three months ended September 30, 1995 increased $263.6 million (23%), compared to the three months ended September 30, 1994. The components of the increase were as follows:

    Finance charges increased $252.0 million (25%), caused primarily by an increase in average net finance receivables outstanding, and, to a lesser extent, an increase in average revenue rates. Average net finance receivables outstanding were $34.7 billion and $29.0 billion for the three months ended September 30, 1995 and 1994, respectively, a 19% increase. The annualized average revenue rates on aggregate net receivables were 14.36% and 13.68% for the three months ended September 30, 1995 and 1994, respectively.

    Insurance premiums increased $2.0 million (3%), as a result of increased sales of insurance products, primarily in the credit life and credit accident and health insurance programs.

    Investment and other income increased $9.6 million (18%). The increase was primarily due to increased investment income from the Company's investment portfolio related to its insurance business.

    EXPENSES - Total expenses for the three months ended September 30, 1995 increased $232.8 million (26%), compared with the three months ended September 30, 1994. The components of the increase were as follows:

    Interest expense increased $121.1 million (30%). This change was caused by an increase in average outstanding debt ($85.2 million) attributable to higher net finance receivables outstanding, and an increase in average interest rates ($35.9 million). The annualized average interest rates on total debt, including amortization of discount and issuance expense, were 6.63% and 6.09% for the three months ended September 30, 1995 and 1994, respectively. The annualized net interest margin was 8.31% for the three months ended September 30, 1995 compared with 8.12% for the three months ended September 30, 1994.

    Operating expenses increased $76.9 million (26%), primarily as a result of increased salaries, employment benefits and other operating expenses generally related to increased volumes of business, including acquisitions.

    The provision for loan losses increased $38.5 million (26%), primarily due to the growth in net finance receivables.

    Insurance benefits paid or provided decreased $3.7 million (10%) during the three months ended September 30, 1995, primarily due to an overall decrease in claims activity.

    EARNINGS BEFORE PROVISION FOR INCOME TAXES - As a result of the aforementioned changes, earnings before provision for income taxes increased $30.8 million (13%) during the three months ended September 30, 1995.

    PROVISION FOR INCOME TAXES - The provision for income taxes represented 37.2% and 37.5% of earnings before provision for income taxes for the three months ended September 30, 1995 and 1994, respectively.

    NET EARNINGS - As a result of the aforementioned changes, net earnings increased $20.0 million (13%) during the three months ended September 30, 1995.

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

    At September 30, 1995, First Capital had contractually committed bank lines of credit of $90.0 million, and revolving credit facilities of $250.0 million, none of which was in use. During the nine months ended September 30, 1995, First Capital raised $211.7 million through public and private offerings of intermediate- and long-term debt.

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

  Issuance of Short- and Intermediate-Term Debt

    Commercial paper, with maturities ranging from 1 to 270 days, is the primary source of short-term debt. The average commercial paper interest rate incurred during the nine months ended September 30, 1995 was 5.88%.

    Associates issues intermediate-term debt publicly and privately in the domestic and foreign markets. During the nine months ended September 30, 1995, Associates raised $3.9 billion through public and private offerings at a weighted average effective interest rate and a weighted average term of 7.09% and 5.8 years, respectively. At September 30, 1995, Associates short-term debt (which includes the current portion of long-term debt but excludes short-term investments) as a percent of total debt was 50%.

  Credit Facilities and Related Borrowings

    Associates policy is to maintain bank credit facilities in support of its net short-term borrowings consistent with market conditions. Bank credit facilities provide a means of refinancing maturing commercial paper obligations as needed. Bank lines and revolvers may be withdrawn only under certain standard conditions.

    At September 30, 1995, Associates had contractually committed lines of credit at 119 banks aggregating $4.0 billion, with various maturities through September 30, 1996, none of which was utilized at September 30, 1995. Also at September 30, 1995, Associates had agreements with 105 banks extending revolving credit facilities of $4.7 billion, with maturity dates ranging from October 1, 1995 through July 1, 2000, and $1.3 billion of receivables purchase facilities, $275.0 million of which is available through April 24, 1996, $500.0 million of which is available through April 15, 1997 and $500.0 million of which is available through April 30, 1998; none of these facilities was utilized as of September 30, 1995. The aggregate credit facilities as of September 30, 1995 were $10.0 billion with 147 banks. Associates pays fees or maintains compensating balances or utilizes a combination of both to maintain the availability of its bank credit facilities. Fees are .07% to .25% of 1% per annum of the amount of the facilities. At September 30, 1995, short-term bank lines, revolving credit and receivables purchase facilities with banks represented 77% of net short-term borrowings outstanding.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 5.  OTHER INFORMATION

    As previously reported by the Company on Form 8-K, on October 12, 1995, Ford Motor Company ("Ford"), the ultimate parent of the Company, announded that it is reviewing its own possible strategic actions, which could include a partial sale of the Company. Ford has stated that no decision has been made regarding whether any transaction would occur, or the timing of any such transaction. The boards of directors of Ford and Ford Holdings, Inc. (the parent corporation of the Company) approved a realignment of their financial services companies which, if consummated, would result in the transfer of the Company to a newly created indirect subsidiary of Ford.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             (12) Computation of Ratio of Earnings to Fixed Charges.

             (27) Financial Data Schedule.

         (b) Reports on Form 8-K

             During the third quarter ended September 30, 1995, First Capital filed a Current Report on Form 8-K dated August 28, 1995, related to an issuance of debt securities pursuant to Rule 415.

             On October 17, 1995, First Capital filed a Current Report on Form 8-K dated October 16, 1995, reflecting an announcement by Ford Motor Company as to the possible partial sale of the Company.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 November 10, 1995

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



                                 By/s/   Roy A. Guthrie
                                   Executive Vice President and Comptroller

                                                     EXHIBIT 12



                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                Nine Months Ended
                                                   September 30
                                                1995          1994


Fixed Charges

  Interest expense                            $1,508.2      $1,117.8

  Implicit interest in rent                        9.0           7.7

    Total fixed charges                       $1,517.2      $1,125.5

Earnings

  Earnings before provision for income
   taxes                                      $  736.2      $  644.8

  Fixed charges                                1,517.2       1,125.5

    Earnings, as defined                      $2,253.4      $1,770.3


Ratio of Earnings to Fixed Charges                1.49          1.57



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