Form 10-K
period 1995-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 1996-04-01
CIK 7974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------
                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from           to

                         Commission file number 2-44197

                      ASSOCIATES FIRST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     06-0876639
(State or other jurisdiction of incorporation     I.R.S. Employer Identification No.)
                       or
                organization)
          250 EAST CARPENTER FREEWAY                            75062-2729
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/     No / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant - None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. - Not Applicable

As of December 31, 1995, the registrant had 250 shares of no par value Common Stock outstanding, which was the only class of Common Stock outstanding of the issuer, all of which were owned by Ford FSG, Inc. The registrant meets the conditions set forth in General Instruction J.(1)(a) and (b) to Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                                     PART I
ITEM 1. BUSINESS

     Associates First Capital Corporation ("AFCC" or the "Company"), a Delaware corporation, is a subsidiary of Ford FSG, Inc. ("FFSG") and an indirect subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal operating subsidiary of AFCC.

     On February 9, 1996, the Company announced that it filed a registration statement with the Securities and Exchange Commission for a potential initial public offering (the "Offering") of up to a 19.8% interest in its common stock. Immediately following the Offering, Ford will continue to own a controlling interest in the Company's common stock. No assurance can be made with respect to future capital contributions by Ford to the Company after the Offering.

     The Company is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States. At or for the year ended December 31, 1995, the Company had aggregate net finance receivables of $36.6 billion, total assets of $37.3 billion, net earnings of $631.9 million and stockholder's equity of $3.5 billion. The Company believes that it is the second largest independent finance company in the United States based on aggregate net finance receivables outstanding. The Company's finance receivables are geographically dispersed across the United States. At December 31, 1995, 12% of such receivables were in California, 7% in Florida, 6% in Texas, and no other individual state had more than 4%.

     The Company divides its diverse activities into consumer finance and commercial finance. The Company's consumer finance operations consist of a variety of specialized consumer financing products and services, including home equity lending, personal lending, retail sales financing and credit card receivables originated by a subsidiary, Associates National Bank (Delaware) ("ANB"). The Company's commercial finance operations primarily provide retail financing, leasing and wholesale financing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial equipment and manufactured housing. Although financial and statistical information relating to manufactured housing financing presented herein is included with consumer finance information, the Company manages its manufactured housing financing as part of its commercial finance operations. Accordingly, manufactured housing financing operations are described under "-- Commercial Finance" below.

     As part of its consumer finance and commercial finance activities, the Company makes available to its customers credit-related and other insurance products. See NOTE 17 to the consolidated financial statements for financial information by business segment.

     Although the Company's finance operations are confined to the United States, certain affiliates of the Company operate outside the United States, including in Japan, the United Kingdom, Canada, Puerto Rico, and Mexico. The Company provides certain management and other services relating to these foreign operations. See NOTE 14 to the consolidated financial statements. The results of such foreign operations are not included in the financial or statistical information of the Company presented herein. Prior to the completion of the Offering, Ford, the ultimate parent of AFCC, is expected to recontribute to AFCC such foreign operations.

     At December 31, 1995, AFCC had 1,543 branch offices geographically dispersed throughout the United States and employed approximately 14,500 persons. Corporate headquarters are located in Irving, Texas.

     Certain prior year ratios presented herein have been restated to conform to current year methodology.

CONSUMER FINANCE

  GENERAL

     The Company's consumer finance business consists of a variety of consumer financing services, including home equity lending, personal lending, retail sales financing and a credit card business. The Company, through certain subsidiaries and others, also makes available various credit-related and non-credit-related insurance products to its consumer finance customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. See "-- Related Insurance."

     The following table shows net finance receivables outstanding attributable to the various types of consumer financing products (dollars in millions):

                  CONSUMER NET FINANCE RECEIVABLES OUTSTANDING

                                                                      AT DECEMBER 31
                                            -------------------------------------------------------------------
                                               1995          1994          1993          1992          1991
                                            -----------   -----------   -----------   -----------   -----------
Home Equity Lending.......................   $ 13,273.9    $ 11,362.0    $  9,832.5    $  8,991.6    $  7,639.6
Personal Lending/Sales Finance............      4,736.1       4,153.8       3,454.3       2,855.2       2,408.1
Credit Card...............................      4,692.0       3,873.8       3,104.8       2,614.6       2,668.4
Manufactured Housing(1)...................      2,034.1       1,669.2       1,290.2         983.9         697.2
Accruals and Other........................        114.3         301.3         463.7         504.3         397.5
                                              ---------     ---------     ---------     ---------     ---------
Total Consumer............................   $ 24,850.4    $ 21,360.1    $ 18,145.5    $ 15,949.6    $ 13,810.8
                                              =========     =========     =========     =========     =========

- ---------------

(1) Information concerning manufactured housing is set forth below under "-- Commercial Finance". The Company considers its manufactured housing activities to be a commercial business principally because the predominant portion of its financing receivables is obtained from its relationships with manufacturers and dealers, notwithstanding that the credit and related risks typically are that of the consumer purchaser of the housing.

     At December 31, 1995, the finance charge yield on all types of consumer net finance receivables averaged approximately 16% per annum. Variable rates were charged on approximately 32% of the consumer net finance receivables outstanding at such date. State laws often establish maximum allowable finance charges for certain consumer loans; approximately 92% of the outstanding consumer net finance receivables were either not subject to such state maximums, or if subject, such maximum finance charges did not, in most cases, materially restrict the interest rates charged. See "-- Regulation".

     Although acquisitions have represented less than 17% of consumer finance growth in 1994 and 1995, acquisitions accounted for an important part of net receivables growth in certain prior years. See NOTE 3 to the consolidated financial statements for certain acquisitions of finance businesses over the past three years.

  HOME EQUITY LENDING

     At December 31, 1995, home equity loans accounted for the largest share (53%) of the Company's consumer finance portfolio. The Company's home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are primarily secured by single family residential properties. Such loans are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes. Relatively few of the Company's originations of home equity loans are mortgages used for the acquisition of homes.

     The following table shows certain information with respect to the Company's home equity lending receivables:

                              HOME EQUITY LENDING

                                                               AT DECEMBER 31
                                         ----------------------------------------------------------
                                           1995         1994         1993        1992        1991
                                         ---------    ---------    --------    --------    --------
Net Receivables (In Millions)........... $13,273.9    $11,362.0    $9,832.5    $8,991.6    $7,639.6
Average Account Balance................. $  40,784    $  39,542    $ 35,934    $ 34,608    $ 33,171
Number of Accounts......................   325,470      287,343     273,630     259,810     230,309

     The Company's home equity loans typically have maturities of up to 180 months. Approximately 32% of the Company's home equity loans are variable rate loans. While home equity loans may be secured by either first or second mortgages, at December 31, 1995, approximately 77% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

  PERSONAL LOANS/RETAIL SALES FINANCE

     The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property, (the realizable value which may be less than the amount of the loan secured), including automobiles, as well as consumer durables and/or guarantees by third parties. Personal loans generally involve disbursements at the inception of the loan with installment payments leading to full amortization by maturity, which ranges up to 60 months. In general, personal loans are made for debt consolidation, home improvement, education, vacation, taxes and major purchases of appliances and other durable goods. The Company sources personal loan customers through solicitation of existing retail sales finance customers, direct mail, advertising and referrals.

     Retail sales finance contracts are generally for the purchase of items such as household electronic appliances, furniture and home improvements. The Company generally purchases retail finance sales contracts from retailers of such items. These activities provide an important source of new loan customers, since, following the purchase of a retail sales finance contract, the Company has a direct relationship with the borrower. The newly-established relationship often leads to other types of financing for the customer based on the individual's credit needs. As with personal loans, the terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months.

     Statistical information for average personal loan and average retail sales finance contract receivables is generally similar. For example, at December 31, 1995, the average balance of the Company's outstanding personal loans was $2,269, and the average balance of the Company's outstanding retail sales finance contracts was $1,827.

     The following table shows certain information with respect to the Company's aggregate personal lending and retail sales finance contract receivables:

                     PERSONAL LENDING/RETAIL SALES FINANCE

                                                               AT DECEMBER 31
                                        -------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                        ---------    ---------    ---------    ---------    ---------
Net Receivables (In Millions).......... $ 4,736.1    $ 4,153.8    $ 3,454.3    $ 2,855.2    $ 2,408.1
Average Account Balance................ $   2,078    $   2,078    $   2,065    $   2,004    $   2,050
Number of Accounts..................... 2,279,006    1,999,316    1,673,150    1,424,604    1,174,617

  CREDIT CARDS

     The Company's credit card business is originated by Associates National Bank (Delaware) ("ANB"), a subsidiary of the Company. ANB's credit card receivables consist primarily of VISA(R) and MasterCard(R) bankcards and private label credit cards to consumers directly to the public and through co-marketing programs. ANB issues its credit cards across a wide spectrum with interest rates based on customer credit profiles.

     The private label credit card business principally consists of a customized private label revolving charge program for customers of Amoco Oil Company ("Amoco"), who utilize the cards to purchase gasoline and other automotive products at Amoco gasoline stations nationwide.

     The following table shows certain information regarding the Company's credit card receivables:

                                  CREDIT CARD

                                                               AT DECEMBER 31
                                        -------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                        ---------    ---------    ---------    ---------    ---------
Net Receivables (In Millions).......... $ 4,692.0    $ 3,873.8    $ 3,104.8    $ 2,614.6    $ 2,668.4
Average Account Balance(1).............       761          694        1,385        1,522        1,566
Number of Accounts..................... 6,163,675    5,581,799    2,241,292    1,717,376    1,703,494

- ---------------

(1) In 1994, ANB acquired Amoco's private label gasoline credit card program, which added 3.2 million accounts. These accounts generally carried smaller balances than ANB's bankcard accounts, which had the effect of decreasing the average balance for the Company's credit card receivables in 1994 and 1995.

     The Company's revenues from its credit card business are derived from finance charges on revolving accounts, the interchange fees derived from merchant discounts, annual membership and other account fees and fees earned from the sale of insurance and other fee-based products. ANB's credit card receivables typically bear variable interest rates.

COMMERCIAL FINANCE

  GENERAL

     The Company's commercial finance business provides a variety of retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Class 3 through 7) trucks and truck trailers, construction and material handling equipment and other industrial equipment. The Company believes that it is the leading independent source of financing for heavy-duty trucks, truck trailers and heavy construction equipment in the United States based on units financed. The Company also engages in a number of other commercial activities, including auto fleet leasing and management, Small Business Administration lending, relocation services and auto club and roadside assistance services. The Company also makes available various credit-related and non-credit-related insurance products to its commercial finance customers, including commercial auto and dealers' open lot physical damage, credit life, motor truck cargo and extended coverage insurance. See "-- Related Insurance."

     The following table shows net finance receivables outstanding attributable to the various types of commercial financing products (dollars in millions):

                 COMMERCIAL NET FINANCE RECEIVABLES OUTSTANDING

                                                                      AT DECEMBER 31
                                            -------------------------------------------------------------------
                                               1995          1994          1993          1992          1991
                                            -----------   -----------   -----------   -----------   -----------
Truck and Truck Trailer...................   $  7,341.0    $ 6,495.0     $ 5,420.3     $ 4,320.9     $ 3,968.4
Equipment.................................      3,702.3      2,883.3       2,423.6       2,246.9       2,131.0
Other Commercial(1).......................        412.5        332.7         345.3         324.7         269.8
Accruals and Other........................        303.3        104.9          30.1          (8.5)        (31.1)
                                              ---------     --------      --------      --------      --------
Total Commercial..........................   $ 11,759.1    $ 9,815.9     $ 8,219.3     $ 6,884.0     $ 6,338.1
                                              =========     ========      ========      ========      ========
Manufactured Housing(2)...................   $  2,034.1    $ 1,669.2     $ 1,290.2     $   983.9     $   697.2
                                              =========     ========      ========      ========      ========

- ---------------

(1) Includes auto fleet leasing, Small Business Administration lending and fee-based businesses.

(2) Except as otherwise indicated, the dollar amount of manufactured housing receivables is included in the dollar amount of total consumer net finance receivables throughout this document, because the credit and related risks of the manufactured housing business are similar to those of the Company's consumer finance business. Manufactured housing receivables are included with consumer net finance receivables in determining the percentage of total net finance receivables which are consumer net finance receivables. However, manufactured housing operations are described below under "-- Commercial Finance -- Manufactured Housing" as part of the Company's commercial activities because the marketing and management of manufactured housing products are more closely related to commercial finance products.

     At December 31, 1995, the interest rates charged on approximately 17% of the commercial net finance receivables were variable rates. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. See "-- Regulation". At December 31, 1995, the finance charge yield on all types of commercial finance receivables averaged approximately 10% per annum, and original maturities of such receivables averaged 52 months.

     Except for lease or rental transactions in which the Company owns the equipment, liens on the equipment financed secure the receivables. Generally, the dealer and/or manufacturer provides some form of loss protection to the Company.

  TRUCK AND TRUCK TRAILER FINANCING AND LEASING

     The Company provides retail financing and leasing for purchasers and users of medium-duty through heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies.

     The following table shows certain information regarding the Company's truck and truck trailer financing and leasing receivables:

                            TRUCK AND TRUCK TRAILER

                                                              AT DECEMBER 31
                                       ------------------------------------------------------------
                                          1995          1994         1993        1992        1991
                                       ----------    ----------    --------    --------    --------
Net Receivables (In Millions)......... $  7,341.0    $  6,495.0    $5,420.3    $4,320.9    $3,968.4
Retail and Leasing Receivables
  Average account balance............. $   36,641    $   35,899    $ 32,454    $ 29,201    $ 27,794
  Number of Accounts..................    172,826       161,029     150,091     137,178     133,093
Wholesale Receivables
  Average balance per dealer.......... $1,442,143    $1,021,429    $819,403    $551,754    $471,754

     The Company provides retail financing of new and used medium-duty through heavy-duty trucks and truck trailers primarily on an indirect basis through truck and truck trailer dealers. Under an installment sales contract, the dealer and purchaser enter into a financing arrangement for the installment purchase of a truck or truck trailer. Subject to credit approval by the Company, the dealer assigns the installment contract to the Company. The Company funds the transaction by a payment to the dealer for the net amount financed in the contract. The Company also sources retail truck and truck trailer financing on a direct basis with the truck or truck trailer purchaser.

     Generally, retail financing transactions provide for terms up to 60 months for trucks and up to 84 months for truck trailers at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, the transaction size, the term and down payment, and whether the collateral is new or used.

     The Company also provides fleet leasing for users of medium-duty through heavy-duty trucks and truck trailers. Most of the Company's truck and truck trailer leases are non-maintenance, net open-end leases. Under such leases, the customer is responsible for the maintenance and residual value of the vehicle and the Company retains the depreciation benefit.

     The Company also provides new and used vehicle wholesale financing to truck and truck trailer dealers throughout the United States and provides wholesale financing for truck and truck trailer manufacturers' dealer organizations. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

  EQUIPMENT FINANCING AND LEASING

     The Company is a leading independent source of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf cars in the United States. The Company offers wholesale and rental fleet financing to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing to end-users of equipment in niche markets.

     The following table shows certain information regarding the Company's equipment financing and leasing receivables:

                             EQUIPMENT

                                                               AT DECEMBER 31
                                          --------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
Net Receivables (In Millions)............ $3,702.3    $2,883.3    $2,423.6    $2,246.9    $2,131.0
Retail and Leasing Receivables
  Average account balance................ $ 25,145    $ 21,672    $ 19,175    $ 17,678    $ 15,257
  Number of Accounts.....................  124,121     110,691     105,076     103,395     118,552
Wholesale Receivables
  Average balance per dealer............. $723,889    $597,444    $458,764    $558,667    $401,875

     The Company provides retail financing for the purchase of new and used equipment through installment sales contracts purchased from dealers and distributors, and through direct loans to purchasers. Generally, retail financing transactions for equipment provide for maturities of up to 60 months at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, transaction size, term, down payment and whether the collateral is new or used.

     The Company also provides leasing for end-users of equipment, either directly to the customer or through dealers. As part of residual risk management, finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value.

     The Company also provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

  MANUFACTURED HOUSING

     The Company provides financing both to dealers and purchasers of manufactured housing. The Company purchases manufactured housing retail installment contracts originated by retail dealers, originates and services direct loans to purchasers, and provides wholesale financing to approved manufactured housing dealers. The Company also offers commercial business loans to selected dealers to provide capital to build new retail sales centers, update existing facilities or expand into community park sales.

     The following table sets forth certain information regarding the Company's manufactured housing receivables.

                              MANUFACTURED HOUSING

                                                                 AT DECEMBER 31
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
Net Receivables (in Millions)...............  $2,034.1   $1,669.2   $1,290.2   $  983.9   $  697.2
Retail Receivables
  Average account balance...................  $ 23,990   $ 22,134   $ 20,306   $ 19,045   $ 17,732
  Number of accounts........................    66,762     60,052     51,339     42,656     33,713
Wholesale Receivables
  Average balance per dealer................  $443,135   $354,906   $312,753   $283,471   $261,579

     Retail finance products provided by the Company include (i) the purchase of a retail installment contract or a direct loan for the purchase of a manufactured home only, (ii) a retail installment contract or loan on a manufactured home and added amenities such as furnishings, air conditioning, skirting, appliances and patios and (iii) loans covering both a manufactured home and the related real estate. Additionally, the Company purchases retail loans from captive finance companies of manufacturers which normally carry some form of loss protection. Retail financing products are generally secured by a lien on the home and have varying maturities, down payments and interest rates. Original loan terms range up to 25 years. Rates offered include fixed, variable and graduated rate programs.

     The Company also provides revolving lines of credit to approved manufactured housing retailers in connection with their inventory purchases of manufactured homes from pre-approved manufacturers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

  OTHER COMMERCIAL ACTIVITIES

     The Company's other commercial activities include: (i) providing leasing and management services for corporations and municipalities that generally have auto and light truck fleets of 100 or more vehicles; (ii) extending the credit that is partially guaranteed by the federal government under the Small Business Administration loan program; (iii) providing corporations and certain agencies of the federal government with assistance in employee relocation, origination of mortgages and management and disposal of residential real estate; and (iv) offering various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers, including Ford (the largest client of the Company's auto club).

RELATED INSURANCE

     The Company, through certain subsidiaries, makes available various credit and non-credit insurance products to its finance customers. Insurance products offered to the Company's consumer finance customers include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Insurance products offered to the Company's commercial finance customers include commercial auto and dealers' open lot physical damage, credit life, motor truck cargo and extended coverage insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company does not underwrite liability insurance.

     The purchase of insurance by a finance customer is optional with the exception of physical damage insurance on loan collateral, which is required. The customer can purchase such insurance either from the Company or an alternative carrier. Premiums for insurance coverage are generally financed as part of the insured's finance obligation.

     The following tables set forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                              YEAR ENDED DECEMBER 31
                                                --------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                                ------     ------     ------     ------     ------
Net Written Premium
  Credit life, accident and other related...... $187.9     $201.7     $158.9     $116.7     $ 93.6
  Physical damage..............................  180.3      168.7      138.9      107.7       85.0
  Other casualty...............................   46.4       35.5       20.1       25.0       23.6
                                                ------     ------     ------     ------     ------
     Total..................................... $414.6     $405.9     $317.9     $249.4     $202.2
                                                ======     ======     ======     ======     ======
Premium Revenue(2)
  Credit life, accident and other related...... $164.8     $136.1     $111.4     $ 92.6     $ 83.5
  Physical damage..............................  115.7      130.0      114.3       95.2       93.1
  Other casualty...............................   44.6       27.4       16.5       22.1       25.9
                                                ------     ------     ------     ------     ------
     Total..................................... $325.1     $293.5     $242.2     $209.9     $202.5
                                                ======     ======     ======     ======     ======
Investment Income.............................. $ 65.3     $ 44.9     $ 38.4     $ 41.5     $ 53.3
                                                ======     ======     ======     ======     ======
Benefits Paid or Provided...................... $135.7     $144.1     $114.9     $100.0     $ 91.1
                                                ======     ======     ======     ======     ======

- ---------------

(1) This table does not reflect any direct or indirect expenses that may be associated with the Company's insurance operations. The Company markets its insurance products through its consumer and commercial distribution systems and, accordingly, does not allocate overhead and related expenses to its insurance operations.
(2) Includes compensation for insurance proceeds underwritten by other companies.

ALLOWANCE FOR LOSSES, CREDIT LOSSES AND CONTRACTUAL DELINQUENCY

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against anticipated losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. Additions to the allowance are charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is contained in NOTE 4 to the consolidated financial statements.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or
(iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1995 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     The following table sets forth information as of the dates shown concerning net credit losses, allowance for losses and contractual delinquency. This information should be read in conjunction with the discussion of the Company's financial condition under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".

     NET CREDIT LOSSES, ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES AND
                       60 + DAYS CONTRACTUAL DELINQUENCY

                                                           YEAR ENDED OR AT DECEMBER 31
                                                --------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                                ------     ------     ------     ------     ------
Net Credit Losses
  Amount (In Millions)........................  $567.9     $464.3     $393.7     $424.7     $388.8
  As a Percentage of Average Net Receivables
     Consumer.................................    2.37%      2.31%      2.18%      2.57%      2.77%
     Commercial...............................    0.19       0.09       0.30       0.63       0.58
          Total...............................    1.68%      1.61%      1.60%      1.98%      2.08%
Allowance for Losses to Net Finance
  Receivables.................................    3.07%      3.03%      3.07%      3.06%      2.93%
60 + Days Contractual Delinquency
  Amount (In Millions)........................  $707.0     $469.8     $411.1     $433.6     $529.8
  As a Percentage of Finance Receivables
     Consumer.................................    2.25%      1.82%      1.77%      2.07%      2.61%
     Commercial...............................    0.64       0.28       0.53       0.82       1.79
          Total...............................    1.73%      1.34%      1.39%      1.69%      2.35%

     The Company's ten largest accounts at December 31, 1995 (all of which were current at December 31, 1995) represented 0.8% of the Company's total gross finance receivables outstanding. All ten of such accounts are commercial finance accounts and are secured.

COMPETITION

     The markets in which the Company operates are highly competitive. Many of the competitors of the Company in different segments and regions are large companies that have substantial capital, technological and marketing resources, and some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. The Company believes that the finance charge rate is one of the primary competitive factors in many of its markets. From time to time, competitors of the Company may seek to compete aggressively on the basis of pricing, and the Company may lose market share to the extent it is not willing to match competitor pricing, in order to maintain interest margins.

     Traditional competitors in the consumer finance business include captive and independent finance companies, commercial banks and thrift institutions, credit unions, industrial banks, credit card issuers, leasing companies, manufacturers and vendors. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that compete with the Company are able to offer financial services on very competitive terms.

     In its commercial finance business, the Company competes with captive and independent finance companies, commercial banks, thrift and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others who extend or arrange credit for the acquisition of trucks and truck trailers and equipment.

REGULATION

     The Company's operations are subject to extensive state and Federal regulations including, but not limited to, the following Federal statutes and regulations: the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Real Estate Settlement Procedures Act (the "RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations with respect to the foregoing or their impact on the future business, financial condition or prospects of the Company.

     Consumer Finance. The Company's consumer finance business, including its credit card business, is subject to detailed supervision by Federal and state authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states have usury laws which limit interest rates. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

     The Company is required to comply with TILA and Regulation Z promulgated thereunder. TILA requires, among other things, disclosure of pertinent elements of consumer credit transactions, including the finance charges and the comparative costs of credit expressed in terms of an annual percentage rate. The TILA disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including refinanced mortgages and junior mortgage loans on a consumer's primary residence. Section 32 of Regulation Z mandates that applicants for real estate loans which contain certain rate and fee amounts be provided an additional three days waiting period prior to signing loan documents.

     In addition, the Company is required to comply with the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin and age. Regulation B promulgated under ECOA restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     RESPA has been extended to cover real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

     ANB is under the supervision of, and subject to examination of the Comptroller of the Currency ("OCC"). ANB's charter limits its activities to credit card operations. In addition, ANB is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation, a Utah industrial loan company ("Associates Investment"), is regulated by the FDIC and the Utah Department of Financial Institutions. ANB and Associates Investment are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations.

     The right of federally insured depositary institutions, including ANB and Associates Investment, to export certain charges to consumers, such as late fees, overlimit fees and returned check fees, is not settled in some states under existing law. The restrictions imposed by such laws and regulations could limit the operations of ANB and Associates Investment.

     Federal and state legislation seeking to regulate the maximum interest rate and/or other charges on consumer finance receivables has been introduced in the past, and may from time to time be introduced in the future. However, it is not possible to predict the nature of future legislation with respect to the foregoing or its impact on the future business, financial condition or prospects of the Company.

     Commercial Finance. Although most states do not regulate commercial finance, certain states do require licensing of lenders and financers, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. The Company is also required to comply with certain provisions of the ECOA which are applicable to commercial loans.

     Small Business Administration loans made by the Company are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and may be subject to the same regulations by certain states as are other commercial finance operations. The federal statutes and regulations specify the types of loans and loan amounts which are eligible for the Small Business Administration's guaranty as well as the servicing requirements imposed on the lender to maintain Small Business Administration guarantees.

     Insurance. The insurance operations of the Company are subject to detailed regulation and supervision in each state or other jurisdiction in which they conduct business. The laws of the various jurisdictions establish supervisory and regulatory agencies with broad administrative powers. Generally, such laws cover, among other things, types of insurance that may be sold, policy forms, reserve requirements, permissible investments, premiums charged, trade practices, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates.

ITEM 2. PROPERTIES

     The furniture, equipment and other physical property owned by AFCC and its subsidiaries represent less than 1% of total assets at December 31, 1995 and are therefore not significant in relation to total assets. The branch finance operations are generally conducted on leased premises under short-term operating leases normally not exceeding five years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits arising in the ordinary course of its business. While, in the opinion of management, the resolution of any of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that an adverse decision in one or more of such lawsuits will not have such a material adverse effect. The outcome of various individual lawsuits, however, may affect the manner in which the Company conducts its business, as further described below.

     The Company is a defendant in a relatively higher concentration of lawsuits in the State of Alabama than in the remainder of the United States. Management believes that the aggregate number of lawsuits instituted in Alabama represents additional exposure to the Company because of the recent history of juries in Alabama awarding significant damages, both compensatory and punitive, in civil cases. For example, in 1994, a jury in Alabama awarded damages in excess of $30,000,000 against the Company in one case relating to a $25,000 real estate-secured loan. The Company's post-trial motion in that case was granted, and the jury verdict overturned. The case was subsequently settled. At February 28, 1996, there were approximately 100 lawsuits pending against the Company in Alabama. In addition, a recent Alabama Supreme Court decision, McCullar v. Universal Underwriters Life Ins. Co., et al. (a case in which the Company was not a party), has cast doubt on the method many lenders, including the Company, have used to calculate coverage amounts and premiums with respect to credit insurance. A motion for reconsideration is currently pending in that case. Although the impact of this decision on the Company's past activities and pending litigation is not clear, as a result of this ruling the Company has changed its practices in this area to conform to the Court's opinion as it currently stands. At February 28, 1996, the Company was a defendant in approximately 10 class action lawsuits in Alabama involving similar claims related to the sale of credit insurance.

     In various states consumers have filed lawsuits against credit card issuers that claim the issuer does not have the authority to export fees and charges that exceed the numerical interest rate authorized by the law of the state where the issuer is domiciled. For example, the California and Colorado State Supreme Courts have upheld the ability of an out-of-state bank to export all fees and charges, while the New Jersey State Supreme Court and a Pennsylvania state appeals court have ruled that only the numerical interest rate can be exported. In a similar case against ANB, a subsidiary of the Company, Szydlik v. Associates National Bank (Delaware), ANB was sued in a Pennsylvania class action that alleged ANB's late fees, overlimit fees and returned check fees were in excess of those allowed by Pennsylvania law. The trial court in Szydlik dismissed the case, and the United States Court of Appeals for the Third Circuit has held that such fees constitute interest and may be exported by a national bank from its state of domicile. With respect to certain issues relating to fees allowed under California law relating to a predecessor bank, the case was remanded to federal district court for further proceedings. An adverse ultimate judgment in Szydlik or an adverse United States Supreme Court ruling in a similar case could affect ANB's future ability to export fees and charges, which could adversely impact ANB's results of operations and, accordingly, the Company's credit card business. The United States Supreme Court has recently agreed to hear arguments in one such case.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted in accordance with General Instruction J.(2)(c) to Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding Common Stock of AFCC is owned by Ford FSG, Inc. ("FFSG"). As of December 31, 1995, there is no market for AFCC stock. However, as stated above, the Company has announced that it has filed a registration statement with the Securities and Exchange Commission for a potential public offering of up to 19.8% interest in its Common Stock.

     Dividends on the Common Stock are paid when declared by the Board of Directors. Annual Common Stock dividends of $318.0 million and $273.0 million were paid during the years ended December 31, 1995 and 1994, respectively.

     On February 8, 1996, the Company declared and paid a dividend to its sole stockholder in the form of a note in the principal amount of $1.75 billion, of which $1.71 billion was outstanding at March 29, 1996. Such note bears interest at a variable annual rate equal to one-month LIBOR plus 0.10% and has a stated maturity of April 8, 1996. In March 1996, the Company declared a cash dividend of $100 million payable to FFSG on March 29, 1996.

     Associates, AFCC's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements, including limitations on the payment of dividends. See Liquidity/Capital Resources under Item 7, herein, for a description of such limitations.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1995. The information should be read in conjunction with Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying footnotes included elsewhere in this report (dollar amounts in millions):

                                                      YEAR ENDED OR AT DECEMBER 31
                                        --------------------------------------------------------
                                          1995        1994        1993        1992        1991
                                        --------    --------    --------    --------    --------
Results of Operations
  Total revenue........................ $5,415.2    $4,405.3    $3,705.6    $3,346.6    $3,187.1
  Finance charge revenue...............  4,847.1     3,898.2     3,276.3     2,960.3     2,786.9
  Interest expense.....................  2,044.7     1,558.2     1,340.5     1,281.4     1,347.8
  Net interest margin..................  2,802.4     2,340.0     1,935.8     1,678.9     1,439.1
  Operating expenses...................  1,487.8     1,237.5     1,022.3       846.2       773.6
  Provision for losses.................    742.7       577.5       476.1       512.6       434.2
  Insurance benefits paid..............    135.7       144.1       114.9       100.0        91.1
  Earnings before provision for income
     taxes and cumulative effect of
     changes in accounting
     principles........................  1,004.3       888.0       751.8       606.4       540.4
  Provision for income taxes...........    372.4       339.9       281.7       213.2       193.1
  Net earnings.........................    631.9       548.1       470.1       382.8       347.3
Balance Sheet Data
  Net finance receivables:
     Consumer.......................... 24,850.4    21,360.1    18,145.5    15,949.6    13,810.8
     Commercial........................ 11,759.1     9,815.9     8,219.3     6,884.0     6,338.1
                                        --------    --------    --------    --------    --------
          Total........................ 36,609.5    31,176.0    26,364.8    22,833.6    20,148.9
                                        ========    ========    ========    ========    ========
  Allowance for losses................. (1,124.0)     (944.3)     (808.9)     (699.2)     (590.9)
  Total assets......................... 37,264.4    31,701.4    27,265.8    23,673.8    21,213.3
  Short-term debt (notes payable)...... 13,519.7    12,211.9    10,208.2     8,919.6     8,327.6
  Long-term debt....................... 19,189.9    15,654.1    13,600.8    11,870.4    10,223.4
  Stockholder's equity.................  3,503.6     2,959.9     2,506.4     2,062.0     1,868.1
Selected Data and Ratios
  Net interest margin as a percentage
     of average net finance
     receivables.......................     8.27%       8.13%       7.87%       7.81%       7.69%
  Earnings to fixed charges(a).........     1.49x       1.57x       1.56x       1.47x       1.40x
  Total debt to equity.................    9.3:1       9.4:1       9.4:1      10.0:1       9.9:1
  60 + days contractual delinquency....     1.73%       1.34%       1.39%       1.69%       2.35%
  Net credit losses to average net
     finance receivables...............     1.68        1.61        1.60        1.98        2.08
  Allowance for losses to net finance
     receivables.......................     3.07        3.03        3.07        3.06        2.93
  Allowance for losses to net credit
     losses............................     1.98x       2.03x       2.05x       1.65x       1.52x

- ---------------

(a) For purposes of computing the Ratio of Earnings to Fixed Charges, "earnings" represent earnings before provision for income taxes and cumulative effect of changes in accounting principles, plus fixed charges. "Fixed charges" represent interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the consumer and commercial finance business, providing finance, leasing and related insurance products as well as other services. The Company's revenues principally consist of income through finance charges and, to a lesser extent, insurance premiums and investment income. The Company's primary expenses are interest expense for the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is the Company's finance charge revenue less interest expense ("net interest margin").

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included herein.

RESULTS OF OPERATIONS

  Summary of Results of Operations

     The following table summarizes the Company's net earnings and related data (dollars in millions):

                         NET EARNINGS AND RELATED DATA

                                                                  YEAR ENDED DECEMBER 31
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Net Earnings.............................................  $631.9     $548.1     $470.1
    Change in Net Earnings
      Amount.................................................  $ 83.8     $ 78.0     $ 87.3
      Percent................................................    15.3%      16.6%      22.8%

     The primary factors influencing the changes in net earnings are finance charge revenue and interest expense, operating expenses and loan losses, all of which are described below.

  Finance Charge Revenue and Interest Expense

     The Company's net interest margin was as follows (dollars in millions):

                              NET INTEREST MARGIN

                                                          YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------------------
                                            1995                   1994                   1993
                                     ------------------     ------------------     ------------------
                                                PERCENT                PERCENT                PERCENT
                                      AMOUNT      (1)        AMOUNT      (1)        AMOUNT      (1)
                                     --------   -------     --------   -------     --------   -------
    Finance Charge Revenue.........  $4,847.1    14.30%     $3,898.2    13.55%     $3,276.3    13.32%
    Interest Expense...............   2,044.7     6.75       1,558.2     6.03       1,340.5     6.01
                                     --------               --------               --------
    Net Interest Margin............  $2,802.4     8.27%     $2,340.0     8.13%     $1,935.8     7.87%
                                     ========               ========               ========

- ---------------

(1) Finance charge revenue and net interest margin are expressed as a percent of average net finance receivables outstanding for the indicated period; interest expense is expressed as a percent of average debt outstanding for the indicated period.

     Finance charge revenue increased in each of the years presented. The increase principally resulted from growth in net finance receivables in each of the periods which caused corresponding increases in the average net finance receivables outstanding ("ANR"). To a lesser extent, an increase in the composite finance charge yield (finance charges as a percent of ANR) contributed to the increase in 1995 and 1994. However, in 1993, a decrease in the composite finance charge yield partially offset the increase in finance charge revenue due to growth in ANR. The components of the change in finance charge revenue attributable to net receivable growth and changes in finance charge yields are set forth in the following table (in millions):

                COMPONENTS OF CHANGES IN FINANCE CHARGE REVENUE

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1995       1994       1993
                                                              ------     ------     -------
    Change Due to:
      Growth in receivables.................................  $732.6     $565.2     $ 413.9
      Finance charge yield..................................   216.3       56.7       (97.9)
                                                              ------     ------     -------
              Total.........................................  $948.9     $621.9     $ 316.0
                                                              ======     ======     =======

     For further discussion regarding growth in the Company's net finance receivables, see "-- Financial Condition". The finance charge yields to ANR for each of the Company's business segments were as follows:

                          FINANCE CHARGE YIELDS TO ANR

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                          1995      1994      1993      1992
                                                          -----     -----     -----     -----
    Consumer Segment....................................  16.41%    15.92%    16.00%    16.15%
    Commercial Segment..................................  10.08      9.62     10.06     10.78
              Total Company.............................  14.30%    13.55%    13.32%    13.77%

     The principal factors which influence finance charge yields are (i) the interest rate environment, (ii) the level of business competition and (iii) the varying composition of the finance receivable portfolios (i.e., "product mix"). The consumer segment composite finance charge yield is principally influenced by shifts in product mix between higher yielding unsecured finance products and lower yielding secured finance products. Change in product mix was the principal cause of the movements in finance charge yield from 1993 to 1995. The commercial segment composite finance charge yield is principally influenced by the level of business competition and the interest rate environment and not by the mix of secured and unsecured products since substantially all commercial finance receivables are secured. The commercial segment experienced increased competition from other lenders entering the commercial markets during the period from 1992 to 1995, which caused the finance charge yields to decrease as a result of competitive pricing. Changes in the prime lending rate over this period introduced additional sensitivity in the composite finance charge yields because commercial business pricing is substantially tied to the prime lending rate. However, the Company's initiatives to increase pricing more than offset the changes due to competition and the interest rate environment in 1995.

     Total interest expense increased from 1993 through 1995. The increases were principally due to higher average outstanding debt, primarily resulting from the Company's growth in net finance receivables (see "-- Financial Condition") and, to a lesser extent, an overall increase in the Company's borrowing rate (interest expense divided by average outstanding debt). Interest expense and average borrowing rates were as follows (dollars in millions):

                  INTEREST EXPENSE AND AVERAGE BORROWING RATES

                                                                YEAR ENDED OR AT DECEMBER 31
                                    ------------------------------------------------------------------------------------
                                            1995                     1994                     1993               1992
                                    ---------------------    ---------------------    ---------------------    ---------
                                                 AVERAGE                  AVERAGE                  AVERAGE      AVERAGE
                                    INTEREST    BORROWING    INTEREST    BORROWING    INTEREST    BORROWING    BORROWING
                                    EXPENSE       RATE       EXPENSE       RATE       EXPENSE       RATE         RATE
                                    --------    ---------    --------    ---------    --------    ---------    ---------
    Short-term Debt...............        --       5.98%           --       4.38%           --       3.27%        3.80%
    Long-term Debt(1).............        --       7.32            --       7.30            --       8.07         8.63
            Total Debt............  $2,044.7       6.75%     $1,558.2       6.03%     $1,340.5       6.01%        6.51%
                                     =======                     ====                    =====

- ---------------

(1) Includes the current portion of long-term debt.

     The increases in the short-term average borrowing rate from 1993 to 1995, which principally relate to commercial paper issued by the Company, generally reflect the overall market increases in short-term interest rates over the three-year period. The changes in the long-term average borrowing rates are the result of changes in long-term market rates and the refinancing of maturing debt at the prevailing rates. The Company seeks to match fund its total finance receivables through the issuance of debt with maturity and interest rate characteristics that reasonably match the characteristics of its composite portfolio.

     For purposes of measuring business segment profitability, the Company generally allocates the interest expense incurred to the business segments based on ANR. Management believes that analysis of the principal components of changes in interest expense is only meaningful on a total Company basis. The change in interest expense attributable to growth in average outstanding debt and changes in average borrowing rates are set forth in the following table (in millions):

                   COMPONENTS OF CHANGES IN INTEREST EXPENSE

                                                                  YEAR ENDED DECEMBER 31
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Change Due to:
      Growth in debt.........................................  $300.4     $213.4     $158.0
      Borrowing rate.........................................   186.1        4.3      (98.9)
                                                               ------     ------     ------
              Total..........................................  $486.5     $217.7     $ 59.1
                                                               ======     ======     ======

     As a result of the forgoing changes in finance charge revenue and interest expense, the Company's net interest margins increased in each of the three years ended December 31, 1995, 1994 and 1993, respectively.

  Insurance Premium Revenue

     Insurance premium revenue was $325.1 million, $293.5 million and $242.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. Insurance premium revenue, which is earned over the coverage term, increased $31.6 million (10.8%) in 1995, $51.3 million (21.2%) in 1994, and $32.3 million
(15.4%) in 1993. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for customers of the consumer and commercial finance businesses. Therefore, insurance sales, and resulting revenue, are largely dependent on the business activities and volumes of the consumer and commercial finance businesses. The increase in insurance revenue in each of the years was principally caused by increased sales of insurance products associated with the increase in net finance receivables outstanding.

  Investment and Other Revenue

     Investment and other revenue for the years ended December 31, 1995, 1994 and 1993 was $243.0 million, $213.6 million and $187.1 million, respectively. Investment income is derived from investments in marketable securities which are principally owned by the Company's insurance operation. Other revenue is primarily derived from the Company's fee-based financial services (i.e., relocation services and auto club and roadside assistance services). In each of the years 1995, 1994 and 1993, the year-over-year increase in investment and other revenue principally resulted from increases in the Company's investments in marketable securities and related returns and, to a lesser extent, an increase in other revenue related to the growth in the fee-based businesses.

  Operating Expenses

     Operating expenses, which do not include interest expense were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                     YEAR ENDED DECEMBER 31
                                    --------------------------------------------------------
                                          1995                1994                1993
                                    ----------------    ----------------    ----------------
                                    AMOUNT     % ANR    AMOUNT     % ANR    AMOUNT     % ANR
                                    -------    -----    -------    -----    -------    -----
    Salaries and Benefits.........  $ 718.8    2.12 %   $ 631.4    2.19 %   $ 564.3    2.30 %
    Occupancy, Data Processing,
      and Other...................    769.0    2.27       606.1    2.11       458.0    1.86
                                    --------   ----     --------   ----     --------   ----
              Total...............  $1,487.8   4.39 %   $1,237.5   4.30 %   $1,022.3   4.16 %
                                    ========   ====     ========   ====     ========   ====

     Total operating expenses increased from 1993 to 1995, principally due to higher levels of business volume and outstanding receivables in each of the years. The increases in salaries and benefits in total dollars is primarily due to increases in the number of employees to support the higher business volume and outstanding receivables. As a percentage of ANR, salaries and benefits decreased in each of the years. This decrease reflects continued reductions in the proportion of employee labor required to support the higher business volumes and outstanding net receivables and results from improved operating efficiency. The Company has achieved improved operating efficiency through focused initiatives it has undertaken over the last three years, such as electronic credit applications, centralized payment processing and automated loan documentation. The principal cause for the increases in occupancy, data processing and other expenses in total dollars was growth in the number of business locations, the aforementioned increase in employees and the cost to implement its efficiency improvement initiatives. The increases in the percentage of these expenses to ANR were primarily due to the Company's investments in certain start-up expenses to expand the number of locations, fund and implement its efficiency initiatives, and support its increased number of employees, which are in part incurred in advance of generating expected incremental finance receivables outstanding.

  Allowance for Losses, Losses and Asset Quality

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against losses in its portfolios. The allowance is determined principally on the basis of historical loss experience and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. For purposes of measuring business segment profitability, each business segment establishes an allowance for loan loss when a loan is made with a corresponding charge to the provision for losses. The Company manages its allowance for losses on finance receivables on a Company-wide basis taking into account actual and expected losses in each business segment and the relationship of the allowance to net finance receivables and total net credit losses; the resulting charge is included in the provision for losses.

     The components of the changes in the aggregate allowance for losses on finance receivables during the periods indicated were as follows (dollars in millions):

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                                YEAR ENDED DECEMBER 31
                                                            -------------------------------
                                                              1995        1994       1993
                                                            --------    -------     -------
    Balance at Beginning of Period........................  $  944.3    $ 808.9     $ 699.2
      Provision for losses................................     742.7      577.5       476.1
      Recoveries on receivables charged off...............     115.8      101.0        88.5
      Losses sustained....................................    (683.7)    (565.3)     (482.2)
      Reserves of acquired businesses and other...........       4.9       22.2        27.3
                                                            --------    -------     -------
              Balance at End of Period....................  $1,124.0    $ 944.3     $ 808.9
                                                            ========    =======     =======
    Allowance for Losses to Net Finance Receivables.......      3.07%      3.03%       3.07%
    Allowance for Losses to Net Credit Losses.............      1.98x      2.03x       2.05x

     The provision for losses is principally influenced by growth in net finance receivables and, to a lesser extent, net credit loss experience. Additions to the allowance are charged to the provision for losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. The provision for losses increased in each of the years 1995, 1994 and 1993 as a result of growth in finance receivables. The components of the changes in the provision for losses in each of the years ended 1995, 1994 and 1993 are as follows (in millions):

                 COMPONENTS OF CHANGES IN PROVISION FOR LOSSES

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1995       1994       1993
                                                              ------     ------     -------
    Change Due to:
      Growth in receivables.................................  $159.1     $132.0     $  80.3
      Net loss experience...................................     6.1      (30.6)     (116.8)
                                                              ------     ------     -------
              Total.........................................  $165.2     $101.4     $ (36.5)
                                                              ======     ======     =======

     For further discussion regarding growth in net finance receivables, see
"-- Financial Condition". Net loss experience improved year-over-year in 1994 and 1993, with the improved loss experience in 1993 more than offsetting the increase in the provision resulting from growth. Loss experience increased moderately in 1995 in substantially all of the Company's portfolios as reflected in the following table (dollars in millions):

                 CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                           YEAR ENDED OR AT DECEMBER 31
                                                      ---------------------------------------
                                                       1995       1994       1993       1992
                                                      ------     ------     ------     ------
    60 + Days Contractual Delinquency
      Consumer......................................    2.25%      1.82%      1.77%      2.07%
      Commercial....................................    0.64       0.28       0.53       0.82
              Total.................................    1.73%      1.34%      1.39%      1.69%
              Total dollars delinquent..............  $707.0     $469.8     $411.1     $433.6
    Net Credit Losses to ANR
      Consumer......................................    2.37%      2.31%      2.18%      2.57%
      Commercial....................................    0.19       0.09       0.30       0.63
              Total.................................    1.68%      1.61%      1.60%      1.98%
              Total dollars.........................  $567.9     $464.3     $393.7     $424.7

     Contractual delinquency and net credit losses generally improved, on a ratio basis, across all portfolios from 1992, approaching historical lows in 1994, reflecting similar trends in overall economic conditions. These trends reversed across all portfolios in 1995, principally as a result of generally less favorable trends in economic conditions, including decreased manufacturing capacity utilization and rising consumer debt levels. The relationship of the allowance for losses to net finance receivables at December 31, 1995 increased from 1994, reflecting management's opinion that delinquency and net credit losses will continue to increase in 1996. Management believes the allowance for losses at December 31, 1995 is sufficient to provide adequate protection against losses in its portfolios.

  Insurance Benefits Paid or Provided

     Insurance benefits paid or provided were $135.7 million in 1995, $144.1 million in 1994 and $114.9 million in 1993. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix. Benefits paid or provided increased in 1994 compared to 1993 primarily as a result of more insurance in force. For 1995, benefits paid or provided decreased when compared to 1994 primarily as a result of favorable loss experience.

  Provision for Income Taxes

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                              YEAR ENDED DECEMBER 31
                                      ----------------------------------------------------------------------
                                              1995                     1994                     1993
                                      --------------------     --------------------     --------------------
                                                 EFFECTIVE                EFFECTIVE                EFFECTIVE
                                      AMOUNT     TAX RATE      AMOUNT     TAX RATE      AMOUNT     TAX RATE
                                      ------     ---------     ------     ---------     ------     ---------
U.S. Statutory Rate.................  $351.5        35.0%      $310.8        35.0%      $263.1        35.0%
  State income taxes................    14.0         1.4         20.5         2.3         13.3         1.8
  Other non-deductible items........     6.9         0.7          8.6         1.0          5.3         0.7
                                      ------        ----       ------        ----       ------        ----
Provision for Income Taxes..........  $372.4        37.1%      $339.9        38.3%      $281.7        37.5%
                                      ======        ====       ======        ====       ======        ====

     The state income tax provision, and impact on the Company's effective tax rate, increased from 1993 to 1994 due to changes in the Company's state tax-sharing arrangement with Ford, which generally had the effect of increasing the amount of taxable income in certain states in which the Company does business. The provision and resulting impact on effective tax rate decreased from 1994 to 1995 principally due to a one-time benefit provided to the Company by Ford under its state tax-sharing agreement. Had the Company not received such benefit, the 1995 provision and resulting impact on the effective rate would have been substantially the same as that in 1994.

FINANCIAL CONDITION

  Growth in Net Finance Receivables

     The Company experienced growth in its consumer and commercial finance receivable portfolios in 1995 and 1994 as follows (dollars in millions):

                       GROWTH IN NET FINANCE RECEIVABLES

                                                YEAR ENDED OR AT DECEMBER 31
                               ---------------------------------------------------------------
                                           1995                              1994
                               -----------------------------     -----------------------------
                                             INCREASE FROM                     INCREASE FROM
                                               PRIOR YEAR                        PRIOR YEAR
                                            ----------------                  ----------------
                               BALANCE      AMOUNT       %       BALANCE      AMOUNT       %
                               --------     -------     ----     --------     -------     ----
    Consumer Finance.........  $24,850.4    $3,490.3    16.3%    $21,360.1    $3,214.6    17.7%
    Commercial Finance.......   11,759.1     1,943.2    19.8       9,815.9     1,596.6    19.4
                               ---------    --------             ---------    --------
              Total..........  $36,609.5    $5,433.5    17.4%    $31,176.0    $4,811.2    18.2%
                               =========    ========             =========    ========

     The growth in net finance receivables, in both the consumer and commercial finance segments, during 1994 and 1995, was principally due to expansion through the addition of 95 branches in 1994 and 71 branches in 1995, as well as increased penetration of existing markets through expanded lines of business, new products, acquisitions and other activities.

  Debt

     Total outstanding debt was $32.7 billion, $27.9 billion, and $23.8 billion at December 31, 1995, 1994, and 1993, respectively. Such amounts of debt reflect net increases of $4.8 billion (17.4%) in 1995 and $4.1 billion (17.0%) in 1994. In both years, the increase was primarily a result of the growth in net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. At December 31, 1995 and 1994, short-term debt, including the current portion of long-term debt, as a percent of total debt was 50% and 51%, respectively. The current portion of long-term debt at December 31, 1995 and 1994 was $2.9 billion and $2.1 billion, respectively.

  Stockholder's Equity

     Stockholder's equity increased to $3.5 billion in 1995 from $3.0 billion in 1994. The primary cause for this increase was the amount of net earnings from the Company's operations in the amount of $631.9 million in 1995 and $548.1 million in 1994. In 1995 and 1994, the Company paid dividends to Ford of $318.0 million and $273.0 million, respectively. The Company received capital contributions from Ford in 1995 and 1994 of $200.0 million in each year.

LIQUIDITY AND CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short-term and long-term debt and cash provided from the Company's operations. While Ford has made periodic capital contributions to the Company in the past, no assurance can be made with respect to future capital contributions by Ford to the Company after the Offering. See Item 1 "Business" above. In addition, because Ford may seek to maintain its beneficial ownership percentage of the Company, the Company may be constrained in its ability to raise common or preferred equity capital in the future. Nevertheless, the Company believes that it has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that the Company is able to meet its obligations. The Company's operations are principally funded through domestic borrowings made by Associates, and to a much lesser extent, directly by the Company.

     At December 31, 1995, the Company had short-term debt outstanding of $13.5 billion. Short-term debt principally consists of commercial paper issued by Associates and represents the Company's primary source of short-term liquidity. Commercial paper is issued with maturities ranging from 1 to 270 days. The average interest rate on short-term debt in 1995 and 1994 was 5.98% and 4.38%, respectively. The change in average rates was principally due to the overall changes in market rates during such years.

     At December 31, 1995, the Company had long-term debt outstanding of $19.2 billion. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by Associates in the United States and abroad. During the years ended 1995 and 1994, the Company raised debt aggregating $5.5 billion and $4.3 billion, respectively, through public and private offerings at weighted average effective interest rates and weighted average terms of 6.87% and 5.8 years and 7.09% and 4.7 years, respectively. The change in effective average interest rates was primarily caused by overall changes in market rates during such years. A portion of the long-term debt raised was used to retire outstanding indebtedness. For the years ended 1995 and 1994, the Company replaced maturing long-term debt in the amount of $2.2 billion in each year.

     Management believes that the Company has limited exposure to exchange rate risk related to certain transactions with its foreign affiliates. At December 31, 1995, the Company had $55.7 million of outstanding hedged borrowings with its foreign affiliates. The Company has entered into various support agreements on behalf of certain non-U.S. affiliates. Under these support agreements, the Company has either guaranteed specific issues of such affiliates' debt denominated in foreign currency or agreed to supervise operations in a responsible manner and to provide additional support on a lender's reasonable request. See NOTES 6, 7 and 15 to the Company's consolidated financial statements for a further description of the Company's borrowings and currency hedging activities.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1995, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $10.3 billion, none of which was in use at that date. These facilities represented 77% of net short-term indebtedness outstanding at December 31, 1995.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has not accessed, including, among others, the securitization or sale of its assets and issuance of alternative forms of capital, including preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") effective in 1996. The Company has not determined whether it will adopt the fair value-based method prescribed by SFAS No. 123 or use the accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". In any event, the effect is not expected to be significant to the Company's results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates First Capital Corporation

     We have audited the accompanying consolidated balance sheets of Associates First Capital Corporation (an indirect subsidiary of Ford Motor Company) as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 26, 1996, except for NOTE 18
as to which the date is February 8, 1996

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                                      YEAR ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
REVENUE
  Finance charges..............................................  $4,847.1    $3,898.2    $3,276.3
  Insurance premiums...........................................     325.1       293.5       242.2
  Investment and other income..................................     243.0       213.6       187.1
                                                                 --------    --------    --------
                                                                  5,415.2     4,405.3     3,705.6
EXPENSES
  Interest expense.............................................   2,044.7     1,558.2     1,340.5
  Operating expenses...........................................   1,487.8     1,237.5     1,022.3
  Provision for losses on finance receivables -- NOTE 4........     742.7       577.5       476.1
  Insurance benefits paid or provided..........................     135.7       144.1       114.9
                                                                 --------    --------    --------
                                                                  4,410.9     3,517.3     2,953.8
                                                                 --------    --------    --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES.....................   1,004.3       888.0       751.8
PROVISION FOR INCOME TAXES -- NOTE 8...........................     372.4       339.9       281.7
                                                                 --------    --------    --------
NET EARNINGS...................................................  $  631.9    $  548.1    $  470.1
                                                                 ========    ========    ========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995        1994
                                                                         ---------   ---------
CASH AND CASH EQUIVALENTS..............................................  $   386.3   $   410.0
INVESTMENTS IN DEBT AND EQUITY SECURITIES -- NOTE 16...................      878.0       605.1
FINANCE RECEIVABLES, net of unearned finance income -- NOTE 3
  Consumer Finance.....................................................   24,850.4    21,360.1
  Commercial Finance...................................................   11,759.1     9,815.9
                                                                         ---------   ---------
     Total net finance receivables.....................................   36,609.5    31,176.0
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES -- NOTE 4..................   (1,124.0)     (944.3)
INSURANCE POLICY AND CLAIMS RESERVES...................................     (602.8)     (545.6)
OTHER ASSETS -- NOTE 13................................................    1,117.4     1,000.2
                                                                         ---------   ---------
          Total assets.................................................  $37,264.4   $31,701.4
                                                                         =========   =========
                            LIABILITIES AND STOCKHOLDER'S EQUITY
NOTES PAYABLE -- NOTE 6
  Commercial Paper.....................................................  $12,732.7   $11,640.5
  Bank Loans...........................................................      787.0       571.4
ACCOUNTS PAYABLE AND ACCRUALS..........................................    1,051.2       875.5
LONG-TERM DEBT -- NOTES 7 and 9........................................   19,189.9    15,654.1
STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares authorized, issued and
     outstanding, at stated value......................................       47.0        47.0
  Paid-in Capital......................................................    1,304.4     1,104.4
  Retained Earnings....................................................    2,140.0     1,826.1
  Unrealized Gain (Loss) on Available-for-Sale Securities --
     NOTES 2 and 16....................................................       12.2       (17.6)
                                                                         ---------   ---------
          Total stockholder's equity...................................    3,503.6     2,959.9
                                                                         ---------   ---------
          Total liabilities and stockholder's equity...................  $37,264.4   $31,701.4
                                                                         =========   =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)

                                                                           UNREALIZED
                                                                              GAIN
                                                                           (LOSS) ON
                                                                           AVAILABLE-         TOTAL
                                       COMMON      PAID-IN     RETAINED      FOR-SALE      STOCKHOLDER'S
                                       STOCK       CAPITAL     EARNINGS     SECURITIES        EQUITY
                                       ------      -------     --------     ----------     -------------
DECEMBER 31, 1992....................  $47.0      $  704.4     $1,306.9     $    3.7       $   2,062.0
  Net Earnings.......................                             470.1                          470.1
  Contributions from Parent..........                200.0                                       200.0
  Cash Dividends.....................                            (226.0)                        (226.0)
  Current Period Adjustment..........                                            0.3               0.3
                                       -----      --------     --------     --------
DECEMBER 31, 1993....................   47.0         904.4      1,551.0          4.0           2,506.4
  Net Earnings.......................                             548.1                          548.1
  Contributions from Parent..........                200.0                                       200.0
  Cash Dividends.....................                            (273.0)                        (273.0)
  Current Period Adjustment..........                                          (21.6)            (21.6)
                                       -----      --------     --------     --------
DECEMBER 31, 1994....................   47.0       1,104.4      1,826.1        (17.6)          2,959.9
  Net Earnings.......................                             631.9                          631.9
  Contributions from Parent..........                200.0                                       200.0
  Cash Dividends.....................                            (318.0)                        (318.0)
  Current Period Adjustment..........                                           29.8              29.8
                                       -----      --------     --------     --------
DECEMBER 31, 1995....................  $47.0      $1,304.4     $2,140.0     $   12.2          $3,503.6
                                       =====      ========     ========     ========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31
                                                         -------------------------------------
                                                           1995          1994          1993
                                                         ---------     ---------     ---------
Cash Flows from Operating Activities
  Net earnings.........................................  $   631.9     $   548.1     $   470.1
  Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables.......      742.7         577.5         476.1
     Increase in accounts payable and accruals.........      160.1          33.0         195.0
     Depreciation and amortization.....................      156.6         151.9         214.5
     Increase in insurance policy and claims
       reserves........................................       57.2         115.8          69.3
     Deferred income taxes.............................        8.9         (91.7)        (75.9)
     Unrealized gain on trading securities.............       (3.6)         (1.6)
  Purchases of trading securities......................       (5.8)        (23.8)
  Sales and maturities of trading securities...........       38.7          17.4
  Other................................................                     (6.8)         (5.0)
                                                         ---------     ---------     ---------
          Net cash provided from operating
            activities.................................    1,786.7       1,319.8       1,344.1
                                                         ---------     ---------     ---------
Cash Flows from Investing Activities
  Finance receivables originated or purchased..........  (33,800.2)    (28,374.9)    (21,344.1)
  Finance receivables liquidated.......................   28,085.4      23,505.7      18,053.5
  Acquisitions of other finance businesses, net........     (143.9)       (484.9)       (293.0)
  Proceeds from sale of investment in mortgage
     servicing rights..................................                     97.1
  (Increase) decrease in real estate loans held for
     sale..............................................       (3.7)         51.9           0.8
  (Increase) decrease in other assets..................     (188.3)         10.4         (79.9)
  Purchases of available-for-sale securities...........     (893.9)       (274.1)
  Sales and maturities of available-for-sale
     securities........................................      639.0         284.7
  Purchases of marketable securities...................                                 (639.6)
  Sales and maturities of marketable securities........                                  518.9
                                                         ---------     ---------     ---------
          Net cash used for investing activities.......   (6,305.6)     (5,184.1)     (3,783.4)
                                                         ---------     ---------     ---------
Cash Flows from Financing Activities
  Issuance of long-term debt...........................    5,487.6       4,253.6       3,770.7
  Retirement of long-term debt.........................   (2,182.2)     (2,200.3)     (2,040.3)
  Increase in notes payable............................    1,307.8       2,003.7         820.9
  Capital contributions................................      200.0         200.0         200.0
  Cash dividends.......................................     (318.0)       (273.0)       (226.0)
                                                         ---------     ---------     ---------
          Net cash provided from financing
            activities.................................    4,495.2       3,984.0       2,525.3
                                                         ---------     ---------     ---------
(Decrease) increase in cash and cash equivalents.......      (23.7)        119.7          86.0
Cash and cash equivalents at beginning of period.......      410.0         290.3         204.3
                                                         ---------     ---------     ---------
Cash and cash equivalents at end of period.............  $   386.3     $   410.0     $   290.3
                                                         =========     =========     =========
Cash paid for:
  Interest.............................................  $ 2,037.9     $ 1,563.8     $ 1,338.3
                                                         =========     =========     =========
  Income taxes.........................................  $   398.8     $   459.9     $   371.7
                                                         =========     =========     =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates First Capital Corporation ("AFCC" or the "Company"), a Delaware corporation, is a subsidiary of Ford FSG, Inc. and an indirect subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal operating subsidiary of AFCC.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Consolidation

     The accompanying consolidated financial statements consolidate AFCC and its subsidiaries. Amounts of goodwill relating to acquisitions are being amortized by the straight-line method over periods not exceeding forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill is reduced by the estimated short-fall of discounted cash flows.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1995 and 1994, net finance receivables on which revenue was not accrued approximated $633.3 million and $424.0 million, respectively.

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

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are charged to the provision for losses on finance receivables.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, Company policy provides for charge-off of various types of accounts on a contractual basis described as follows:
Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

  Insurance Reserves

     The reserves for future benefits and refunds upon cancellation of credit life and health insurance and property and casualty insurance are provided for in the unearned premium reserve for each class of insurance. In addition, reserves for reported claims on credit accident and health insurance are established based on standard morbidity tables used in the insurance business for such purposes. Claim reserves for reported property and casualty insurance claims are based on estimates of costs and expenses to settle each claim. Additional amounts of reserves, based on prior experience and insurance in force, are provided for each class of insurance for claims which have been incurred but not reported as of the balance sheet date.

  Income Taxes

     First Capital and its subsidiaries are included in the consolidated Federal income tax return of Ford. The provision for income taxes is computed on a separate-return basis. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

  Derivative Financial Instruments

     The Company does not hold or issue derivative financial instruments for trading purposes. The Company's derivative activity is limited to currency swap transactions designed to hedge its currency risk on specific foreign currency-denominated assets to certain foreign affiliates denominated in British Sterling.

                      ASSOCIATES FIRST CAPITAL CORPORATION

Gains and losses on qualifying hedges are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. See
NOTE 15 to the consolidated financial statements for additional information related to currency swap transactions.

NOTE 3 -- NET FINANCE RECEIVABLES

  Composition of Net Finance Receivables

     At December 31, 1995 and 1994, net finance receivables consisted of the following (in millions):

                                                                      1995          1994
                                                                    ---------     ---------
    Consumer Finance
      Home equity lending.......................................    $13,190.4     $11,455.2
      Personal lending and retail sales finance.................      4,752.7       4,188.9
      Credit card...............................................      4,858.0       4,034.9
      Manufactured housing......................................      2,049.3       1,681.1
                                                                    ---------     ---------
                                                                     24,850.4      21,360.1
                                                                    ---------     ---------
    Commercial Finance
      Truck and truck trailer...................................      7,415.7       6,553.0
      Equipment.................................................      3,959.4       2,970.1
      Other.....................................................        384.0         292.8
                                                                    ---------     ---------
                                                                     11,759.1       9,815.9
                                                                    ---------     ---------
              Net finance receivables...........................    $36,609.5     $31,176.0
                                                                    =========     =========

     At December 31, 1995, contractual maturities of net finance receivables were as follows (in millions):

                                                      CONSUMER      COMMERCIAL
YEAR DUE                                               FINANCE       FINANCE         TOTAL
- --------                                              ---------     ----------     ---------
 1996.............................................    $ 3,620.5     $ 5,298.5      $ 8,919.0
 1997.............................................      3,014.8       2,921.8        5,936.6
 1998.............................................      2,663.3       1,966.4        4,629.7
 1999.............................................      2,044.1       1,056.0        3,100.1
 2000 and thereafter..............................     13,507.7         516.4       14,024.1
                                                      ---------     ---------      ---------
                                                      $24,850.4     $11,759.1      $36,609.5
                                                      =========     =========      =========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

     Included in commercial finance receivables are direct financing leases as follows (in millions):

                                                                           DECEMBER 31
                                                                      ---------------------
                                                                        1995         1994
                                                                      --------     --------
    Minimum lease rentals.........................................    $3,080.8     $2,291.4
    Unguaranteed residual values..................................        76.6         52.4
                                                                      --------     --------
      Future minimum lease rentals................................     3,157.4      2,343.8
    Unearned finance income.......................................      (437.1)      (328.7)
                                                                      --------     --------
      Net investment in direct financing leases...................    $2,720.3     $2,015.1
                                                                      ========     ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1995 are as follows (in millions): 1996 -- $839.4; 1997 -- $713.0; 1998 -- $567.5; 1999 -- $374.7; 2000 -- $157.4 and 2001 and
thereafter -- $68.3.

  Estimated Fair Value of Net Finance Receivables

     The estimated fair value of net finance receivables at December 31, 1995 and 1994 was $39.7 billion and $33.4 billion, respectively. In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. The Company's total receivables were dispersed across the United States at December 31, 1995 as follows: 12% were in California, 7% in Florida, 6% in Texas, and no other individual state had more than 4%.

  Acquisitions of Finance Businesses

     During the years ended December 31, 1995, 1994 and 1993, the Company made acquisitions of finance businesses accounted for as purchases, the most significant of which were as follows:

          On January 1, 1995, Associates acquired $116 million of net home equity receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

          In October 1995, Associates acquired the assets of LCA Corporation, principally consisting of leasing receivables. The fair market value of total assets acquired and liabilities assumed was $253 million and $225 million, respectively.

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

          In April 1993, Associates purchased the stock of Allied Finance Company, with assets primarily consisting of $146 million of net consumer finance receivables, principally comprised of home equity and personal lending and sales finance receivables. The fair market value of total assets acquired and liabilities assumed was $197 million and $112 million, respectively.

          In September 1993, Associates purchased the assets of Mack Financial Corporation, the financing division of Mack Trucks, Inc., consisting of $552 million of net commercial finance receivables, principally secured by heavy-duty trucks and truck trailers. The fair market value of total assets acquired and liabilities assumed was $587 million and $380 million, respectively.

     The pro forma effect of the above acquisitions, when taken in aggregate for each reporting period, was not significant.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 4 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                                YEAR ENDED DECEMBER 31
                                                            -------------------------------
                                                              1995        1994        1993
                                                            --------    -------     -------
    Balance at beginning of period........................  $  944.3    $ 808.9     $ 699.2
      Provision for losses................................     742.7      577.5       476.1
      Recoveries on receivables charged off...............     115.8      101.0        88.5
      Losses sustained....................................    (683.7)    (565.3)     (482.2)
      Reserves of acquired businesses and other...........       4.9       22.2        27.3
                                                            --------    -------     -------
    Balance at end of period..............................  $1,124.0    $ 944.3     $ 808.9
                                                            ========    =======     =======

NOTE 5 -- CREDIT FACILITIES

     At December 31, 1995, available credit facilities were as follows (in millions):

                                              FACILITY
  ENTITY       CREDIT FACILITY DESCRIPTION     AMOUNT
- -----------    ----------------------------  ----------
Associates     Lines of Credit               $ 3,959.7*
               Revolving Lines                 5,105.0*
               Receivables Purchase
               Facilities                      1,275.0
                                             ---------
                                             $10,339.7
                                             =========

- ---------------

* Included in Associates Lines of Credit and Revolving Lines are $90.0 million and $1,080.0 million of Lines of Credit and Revolving Lines, respectively, that are available to AFCC.

     Lines of Credit, Revolving Lines and Receivables Purchase Facilities may be withdrawn only under certain standard conditions, including, as to the credit facilities of Associates identified above, failure to pay principal or interest when due, breach of representation, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. Associates pays fees for the availability of its credit facilities. Bank fees incurred during 1995, 1994 and 1993 were $11.5 million, $11.0 million and $9.6 million, respectively, and are .07 to .25 of 1% per annum of the amount of the facilities.

NOTE 6 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates in the minimum amount of $100,000 with terms from 1 to 270 days. Bank loan terms range from 4 to 5 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                                      COMMERCIAL       BANK
                                                                      PAPER NOTES     LOANS
                                                                      -----------     ------
    Ending balance at December 31, 1995.............................   $12,732.7      $787.0
    Weighted average interest rate at December 31, 1995.............        5.73%       6.44%
    Ending balance at December 31, 1994.............................   $11,640.5      $571.4
    Weighted average interest rate at December 31, 1994.............        5.88%       6.88%

     The amounts reported in the consolidated balance sheet approximate fair value.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 7 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                              INTEREST
                                             RATE RANGE    MATURITIES      1995         1994
                                             ----------    ----------    ---------    ---------
    Senior:
      Notes................................  3.63-13.75%    1996-2010    $18,619.0    $15,157.7
      Investment notes.....................  4.90- 9.50     1996-2000        429.1        354.6
                                                                          19,048.1     15,512.3
    Subordinated and Capital:
      Subordinated.........................  7.63- 8.15     1998-2009        141.2        141.2
      Capital..............................  4.68- 9.00     1996-2002          0.6          0.6
                                                                             141.8        141.8
              Total long-term debt.........                              $19,189.9    $15,654.1

     The weighted average interest rate for total long-term debt was 7.07% at December 31, 1995 and 7.24% at December 31, 1994.

     The estimated fair value of long-term debt at December 31, 1995 and 1994 was $20.2 billion and $15.1 billion, respectively. The fair value was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1996, $2,894.9 million; 1997, $3,296.2 million; 1998, $3,416.3 million; 1999, $2,253.9 million; 2000,
$2,468.0 million and 2001 and thereafter, $4,860.6 million.

     Certain debt issues contain call provisions or may be subject to repayment provisions at the option of the holder on specified dates prior to the maturity date. At December 31, 1995, 3,509 warrants were outstanding to purchase $154.8 million aggregate principal amount of senior notes at par with interest rates ranging from 7.00% to 10.50%. The warrants are exercisable at various dates through October 1, 1999 at prices ranging from $1,000 to $25,000,000 per warrant. All of the above issues are unsecured, except for a $50 million, 8.25% Senior Note due August 15, 2001, which is collateralized by AFCC's corporate offices.

NOTE 8 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                                                FEDERAL    STATE     TOTAL
                                                                -------    -----    -------
    Year Ended December 31, 1995
      Current.................................................  $ 342.0    $21.5    $ 363.5
                                                                -------    -----    -------
      Deferred:
         Leasing transactions.................................     66.7                66.7
         Finance revenue......................................     14.0                14.0
         Provision for losses on finance receivables and
           other..............................................    (71.8)              (71.8)
                                                                -------    -----    -------
              Total deferred..................................      8.9                 8.9
                                                                -------    -----    -------
                                                                $ 350.9    $21.5    $ 372.4
                                                                =======    =====    =======

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                                FEDERAL    STATE     TOTAL
                                                                -------    -----    -------
    Year Ended December 31, 1994
      Current.................................................  $ 400.1    $31.5    $ 431.6
                                                                -------    -----    -------
      Deferred:
         Leasing transactions.................................     29.2                29.2
         Finance revenue......................................     (5.7)               (5.7)
         Provision for losses on finance receivables and
           other..............................................   (115.2)             (115.2)
                                                                -------    -----    -------
              Total deferred..................................    (91.7)              (91.7)
                                                                -------    -----    -------
                                                                $ 308.4    $31.5    $ 339.9
                                                                =======    =====    =======
    Year Ended December 31, 1993
      Current.................................................  $ 337.1    $20.5    $ 357.6
                                                                -------    -----    -------
      Deferred:
         Leasing transactions.................................      3.6                 3.6
         Finance revenue......................................      3.9                 3.9
         Provision for losses on finance receivables and
           other..............................................    (83.4)              (83.4)
                                                                -------    -----    -------
              Total deferred..................................    (75.9)              (75.9)
                                                                -------    -----    -------
                                                                $ 261.2    $20.5    $ 281.7
                                                                =======    =====    =======

     At December 31, 1995 and 1994, the components of the Company's net deferred tax asset were as follows (in millions):

                                                                        1995        1994
                                                                       -------     -------
    Deferred tax assets:
      Provision for losses on finance receivables and other..........  $ 601.5     $ 517.2
      Postretirement and other employee benefits.....................     56.0        74.0
                                                                       -------     -------
                                                                         657.5       591.2
    Deferred tax liabilities:
      Leasing transactions...........................................   (241.8)     (175.1)
      Finance revenue and other......................................   (236.3)     (214.3)
                                                                       -------     -------
                                                                        (478.1)     (389.4)
                                                                       -------     -------
              Net deferred tax asset.................................  $ 179.4     $ 201.8
                                                                       =======     =======

     Due to the Company's earnings level, no valuation allowance related to the deferred tax asset has been recorded.

     The effective tax rate differed from the statutory U.S. Federal income tax rate as follows:

                                                                       % OF PRETAX INCOME
                                                                     YEAR ENDED DECEMBER 31
                                                                     ----------------------
                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Statutory tax rate.............................................  35.0%    35.0%    35.0%
    State tax rate.................................................   1.4      2.3      1.8
    Other non-deductible items.....................................   0.7      1.0      0.7
                                                                     ----     ----     ----
              Effective tax rate...................................  37.1%    38.3%    37.5%
                                                                     ====     ====     ====

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 9 -- DEBT RESTRICTIONS

     Associates, AFCC's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

  Limitation on Payment of Dividends

     A restriction contained in one series of Associates debt securities maturing August 1, 1996, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at December 31, 1995, $727.6 million was available for dividends.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1995, Associates tangible net worth was $4.1 billion.

  Limitation of Affiliate Receivables

     A debt agreement of Associates limits the total of all affiliate-related receivables, as defined, to 7% of the aggregate gross receivables owned by Associates. An affiliate within the meaning of affiliate-related receivables includes AFCC, its parent corporation, and any corporation, other than Associates and its subsidiaries, of which AFCC or its parent corporation owns or controls at least 50% of its stock. The net total of all affiliate-related receivables which Associates owned at December 31, 1995 and 1994, amounted to 0.7% and 1.0%, respectively, of its aggregate gross receivables as of those dates.

NOTE 10 -- LEASE COMMITMENTS

     Leases are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1995, 1994 and 1993 was $59.3 million, $48.7 million, and $43.9 million, respectively. Minimum rental commitments as of December 31, 1995 for all noncancelable leases (primarily office leases) for the years ending December 31, 1996, 1997, 1998, 1999 and 2000 are $54.4 million, $41.6 million, $29.1 million,
$16.2 million and $4.2 million, respectively, and $3.4 million thereafter.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 11 -- EMPLOYEE BENEFITS

  Defined Benefit Plans

     The Company sponsors various qualified and nonqualified pension plans (the "Plan" or "Plans"), which together cover substantially all permanent employees who meet certain eligibility requirements.

     Net periodic pension cost for the years indicated includes the following components (in millions):

                                                                       DECEMBER 31
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Service cost.............................................  $ 13.1     $ 13.7     $ 10.0
    Interest cost............................................    23.1       21.3       18.1
    Actual return on Plan assets.............................   (51.1)      (0.4)     (21.6)
    Net amortization.........................................    33.9      (10.9)       7.4
                                                               ------     ------     ------
      Net periodic pension cost..............................  $ 19.0     $ 23.7     $ 13.9
                                                               ======     ======     ======
    Assumed discount rate, beginning of year.................    8.25%      7.00%      8.00%

     The funded status of the Plan is as follows (in millions):

                                                                     DECEMBER 31
                                              ---------------------------------------------------------
                                                         1995                           1994
                                              --------------------------     --------------------------
                                              QUALIFIED     NONQUALIFIED     QUALIFIED     NONQUALIFIED
                                                PLAN           PLANS           PLAN           PLANS
                                              ---------     ------------     ---------     ------------
    Actuarial present value of benefit
      obligation:
      Vested................................   $ 255.9         $ 23.7         $ 187.6         $ 16.8
      Nonvested.............................      11.5            0.3             9.0            0.8
                                                ------          -----          ------          -----
    Accumulated benefit obligation..........     267.4           24.0           196.6           17.6
    Effect of projected future salary
      increases.............................      76.1            9.3            50.4            6.2
                                                ------          -----          ------          -----
    Projected benefit obligation............     343.5           33.3           247.0           23.8
    Plan assets at fair market value........     322.0                          204.7
                                                ------          -----          ------          -----
    Excess of plan obligation over plan
      assets................................      21.5           33.3            42.3           23.8
    Unamortized transition obligation and
      amendments............................      (5.1)          (3.8)           (6.5)          (4.3)
    Unamortized net loss....................     (53.0)          (8.8)          (13.3)          (1.5)
    Adjustment required to recognize minimum
      liability.............................                      3.3
                                                ------          -----          ------          -----
      (Prepaid)/accrued pension liability...   $ (36.6)        $ 24.0         $  22.5         $ 18.0
                                                ======          =====          ======          =====
    Assumed discount rate...................      7.00%          7.00%           8.25%          8.25%
    Projected compensation increases........      6.00%          6.00%           6.00%          6.00%
    Expected return.........................      9.00%          9.00%           9.00%          9.00%

  Retirement Savings and Profit Sharing Plan

     The Company sponsors a defined contribution plan intended to provide assistance in accumulating personal savings for retirement and is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 31, 1995, 1994 and 1993, the Company's pretax contributions to the plan were $18.0 million, $15.9 million and $14.0 million, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Employers' Accounting for Postretirement Benefits Other Than Pensions

     The Company provides certain postretirement benefits through unfunded plans. These benefits are currently provided to substantially all permanent employees who meet certain eligibility requirements. The benefits of the plan can be modified or terminated at the discretion of the Company. The amount paid for postretirement benefits for the years ended December 31, 1995, 1994 and 1993 was approximately $2.0 million, $1.8 million and $1.5 million, respectively.

     Net periodic postretirement benefit cost for 1995, 1994 and 1993 includes the following components (in millions):

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Service cost................................................  $ 5.5     $ 5.5     $ 4.2
    Interest cost...............................................    7.7       6.3       6.3
    Net amortization............................................   (1.3)     (1.0)     (0.7)
                                                                  -----     -----
      Net periodic postretirement benefit cost..................  $11.9     $10.8     $ 9.8
                                                                  =====     =====
    Assumed discount rate, beginning of year....................   8.75%     7.50%     8.50%
                                                                  =====     =====

     Accrued postretirement benefit cost at December 31, 1995 and 1994 is composed of the following (in millions):

                                                                            DECEMBER 31
                                                                          ----------------
                                                                           1995      1994
                                                                          ------     -----
    Accumulated postretirement benefit obligation ("APBO"):
      Retired participants..............................................  $ 45.2     $33.9
      Fully eligible participants.......................................    26.9      18.6
      Other active participants.........................................    45.7      29.5
                                                                          ------     -----
              Total APBO................................................   117.8      82.0
    Unamortized amendments..............................................     5.4       9.8
    Unrecognized actuarial loss.........................................   (24.2)     (2.7)
                                                                          ------     -----
      Accrued postretirement benefit cost...............................  $ 99.0     $89.1
                                                                          ======     =====
    Assumed discount rate...............................................    7.25%     8.75%
                                                                          ======     =====

     For measurement purposes, a 13.00% and 12.10% weighted average annual rate of increase in per capita cost of covered health care benefits was assumed for 1995 and 1994, respectively, decreasing gradually to 5.50% by the year 2010. Increasing the assumed health care cost trend rate by one percentage point each year would increase the APBO as of December 31, 1995 and 1994 by $8.6 million and $6.0 million, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $1.0 million and $0.9 million, respectively.

INCENTIVE COMPENSATION PROGRAMS

     The Company sponsors compensation plans covering certain officers and employees.

  Corporate Annual Performance Plan and Long-Term Performance Plan

     The Corporate Annual Performance Plan ("CAPP") is an annual bonus plan. CAPP bonuses are determined based on the performance of the Company, the business unit in which a participant is employed,

                      ASSOCIATES FIRST CAPITAL CORPORATION
and the participant, personally. The Long-Term Performance Plan ("LTPP") is a long-term cash incentive plan. LTPP awards are determined for a performance period based on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Amounts charged to expense under CAPP and LTPP amounted to $16.1 million, $16.2 million and $14.8 million during the years ended December 31, 1995, 1994 and 1993, respectively.

  Phantom Stock Appreciation Right Plan

     The Company sponsored a long-term cash plan, the Phantom Stock Appreciation Right Plan (the "PSAR Plan"). The Company terminated the PSAR Plan as of December 1995 and intends to cash out all outstanding phantom stock appreciation rights ("PSARs") prior to completion of the Company's public offering. A PSAR granted under the PSAR Plan entitled the holder thereof to receive from the Company, upon exercise of such PSAR, a specified amount of cash. A PSAR had a term of five years and vested 100% on the first anniversary of the date of grant. Amounts charged to expense under the PSAR Plan amounted to $30.1 million, $4.1 million and $36.1 million during the years ended December 31, 1995, 1994 and 1993, respectively. The Company also amended the PSAR Plan to provide that certain officers of the Company (all of whom were granted PSARs in 1995) are required to defer one-half of the amount payable in satisfaction of their respective PSARs granted in 1995. The amounts so deferred will be administered by the Company in accordance with the terms of the Associates First Capital Corporation Equity Deferral Plan.

  Long-Term Equity Compensation Plan

     The Long-Term Equity Compensation Plan ("ECP") is a stock-based incentive plan that will be adopted in 1996 prior to the Company's public offering. The ECP provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units. Awards granted under the ECP are based on shares of Class A Common Stock.

NOTE 12 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits arising in the ordinary course of its business. The Company aggressively manages its litigation and assesses appropriate responses to its lawsuits in light of a number of factors, including potential impact of the actions on the conduct of the Company's operations. In the opinion of management, the resolution of any of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13 -- OTHER ASSETS

     The components of Other Assets at December 31, 1995 and 1994 were as follows (in millions):

                                                                          DECEMBER 31
                                                                      -------------------
                                                                       1995        1994
                                                                      -------     -------
    Balances with related parties -- NOTE 14........................  $    70.7   $    68.7
    Goodwill........................................................      345.7       362.0
    Other...........................................................      701.0       569.5
                                                                      ---------    --------
              Total other assets....................................  $ 1,117.4    $1,000.2
                                                                      =========    ========

NOTE 14 -- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

     AFCC, through Associates, provides debt financing or advances to certain of its former foreign subsidiaries. At December 31, 1995 and 1994, amounts due from foreign affiliates totaled $70.7 million and

                      ASSOCIATES FIRST CAPITAL CORPORATION

$68.7 million, respectively, and were included in Other Assets. These receivables or advances bear fluctuating interest rates (as applicable) and are payable on demand. Interest income related to these transactions was $7.9 million, $14.4 million and $21.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. The estimated fair value of these receivables was $72.2 million and $70.4 million at December 31, 1995 and 1994, respectively.

     The Company provides certain services of an administrative nature, use of certain tangible and intangible assets, including trademarks, guarantees of debt and related interest, and other management services to certain of its foreign affiliates in Japan, Canada, Puerto Rico and the United Kingdom. Services and usage are charged to the affiliates based on the nature of the service. Fees for financial accommodations range from .25% to 1% of the average outstanding debt guaranteed. Management believes such charges reflect the market value for such services, usage and guarantees. The amounts paid or accrued under these arrangements for the years ended December 31, 1995, 1994 and 1993 were $68.4 million, $53.7 million and $40.1 million, respectively.

     The Company provides certain auto club and relocation services to Ford. Revenues related to these services were $29.7 million, $19.4 million and $12.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company pays fees for certain administrative services provided by its Ford-affiliated parent. Such fees were $8.8 million, $5.0 million and $4.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     At December 31, 1995 and 1994, the Company was a guarantor on debt and related accrued interest of its foreign affiliates in Canada and Puerto Rico amounting to $487.2 million and $339.9 million, respectively.

     At December 31, 1995 and 1994, AFCC's current income taxes payable to its Ford-affiliated parent amounted to $45.1 million and $30.4 million, respectively.

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments, and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     As explained in NOTE 2 to the consolidated financial statements, the Company does not hold or issue derivative financial instruments for trading purposes. The Company's derivative activity is limited to currency swap transactions designed to hedge its currency risk on specific foreign currency-denominated assets to certain subsidiaries denominated in British Sterling. One interest rate swap transaction for $40.0 million, assumed in 1993 as part of a business acquisition, matured in April 1995 and is no longer outstanding. The Company is a buyer in each transaction.

     The Company's currency swap transactions are not material to its consolidated balance sheet and do not represent a material exposure to its consolidated net earnings. Amounts under currency and interest rate swap contracts at December 31, 1995 and 1994 were $55.7 million and $95.7 million, respectively. At December 31, 1995, the Company was at market risk for any currency differential should a counterparty to these contracts fail to meet the terms of the contracts. The contracts expire in October 1996. At December 31, 1995, the Company's estimated exposure to loss resulting from currency differentials, in the event of nonperformance by certain counterparties, was $1.1 million; the Company estimates its benefit resulting from currency differentials, in the event of nonperformance by certain counterparties, was $0.2 million. The estimated fair value of amounts under contract approximated $0.9 million and $0.7 million at December 31, 1995 and 1994, respectively. Such value was determined based on the foreign currency exchange rates/interest rate for similar transactions in effect at the balance sheet date. It is the Company's policy that each counterparty's public debt rating must be rated Aa3, AA- or better by at least two nationally recognized rating agencies at the time any

                      ASSOCIATES FIRST CAPITAL CORPORATION
such contract is entered into. The Company monitors such ratings on an ongoing basis. The Company does not employ other methods to assess credit risk, because swap transactions are not a significant part of its operating activities and because the Company does not enter into complex derivative transactions.

     Associates National Bank (Delaware) a subsidiary of AFCC, makes available credit lines to holders of their credit cards. The unused portion of the available credit is revocable by the bank under specified conditions. The unused portion of the available credit at December 31, 1995 and 1994 was $12.6 billion and $9.0 billion, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     Associates Investment Corporation, an indirect subsidiary of AFCC, makes available credit lines to holders of their private label credit cards. The unused portion of the available credit is revocable by Associates Investment Corporation under specified conditions. The unused portion of the available credit at December 31, 1995 and 1994 was $4.8 billion and $5.1 billion, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     The consumer finance business grants revolving lines of credit to certain of its customers. At December 31, 1995 and 1994, the unused portion of these lines aggregated $661.1 million and $455.2 million, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     The commercial finance business grants lines of credit to certain dealers of truck, construction equipment and manufactured housing. At December 31, 1995 and 1994, the unused portion of these lines aggregated $1.2 billion and $849.7 million, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

NOTE 16 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Debt Securities

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, concurrent with the adoption of SFAS No. 115 in 1994, the Company classified its investments in debt securities as available for sale and adjusted its recorded value to market. Prior to adoption of this standard, the Company carried these investments at amortized cost. During 1995, gross realized gains on sales amounted to $0.2 million. Gross realized gains and losses on sales during 1994 amounted to $2.1 million and $0.3 million, respectively. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax. The following tables set forth, by type of security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1995 and 1994 (in millions):

                                                                         1995
                                                  --------------------------------------------------
                                                                 GROSS         GROSS
                                                               UNREALIZED    UNREALIZED    ESTIMATED
                                                  AMORTIZED     HOLDING       HOLDING       MARKET
                                                    COST         GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
    U.S. Government obligations.................   $ 400.2       $ 14.4        $            $ 414.6
    Corporate obligations.......................     222.3          3.5                       225.8
    Mortgage-backed.............................     215.6          0.8                       216.4
    Other.......................................       8.6                                      8.6
                                                    ------        -----        ------        ------
              Total debt securities.............   $ 846.7       $ 18.7        $   --       $ 865.4
                                                    ======        =====        ======        ======

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                                         1994
                                                  --------------------------------------------------
                                                                 GROSS         GROSS
                                                               UNREALIZED    UNREALIZED    ESTIMATED
                                                  AMORTIZED     HOLDING       HOLDING       MARKET
                                                    COST         GAINS         LOSSES        VALUE
                                                  ---------    ----------    ----------    ---------
    U.S. Government obligations.................   $ 422.4        $0.7         $(25.2)      $ 397.9
    Corporate obligations.......................      66.8         0.2           (0.5)         66.5
    Mortgage-backed.............................      96.3                       (2.3)         94.0
    Other.......................................       4.8                                      4.8
                                                    ------        ----         ------        ------
              Total debt securities.............   $ 590.3        $0.9         $(28.0)      $ 563.2
                                                    ======        ====         ======        ======

     The amortized cost and estimated market value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below (in millions):

                                                         1995                        1994
                                                -----------------------     -----------------------
                                                              ESTIMATED                   ESTIMATED
                                                AMORTIZED      MARKET       AMORTIZED      MARKET
                                                  COST          VALUE         COST          VALUE
                                                ---------     ---------     ---------     ---------
    Due in one year or less...................   $ 155.9       $ 156.5       $  93.2       $  92.1
    Due after one year through five years.....     379.9         390.4         384.3         369.6
    Due after five years through ten years....     187.5         194.6         110.8          99.6
    Due after ten years.......................     123.4         123.9           2.0           1.9
                                                  ------        ------        ------        ------
                                                 $ 846.7       $ 865.4       $ 590.3       $ 563.2
                                                  ======        ======        ======        ======

  Equity Securities

     Equity security investments are recorded at market value. Concurrent with the adoption of SFAS No. 115 in 1994, the Company classified its investments in equity securities as trading securities and included in earnings unrealized gains or losses on such securities. Prior to adoption, unrealized gains or losses were reported as a component of stockholder's equity, net of tax. The estimated market value at December 31, 1995 and 1994 was $12.6 million and $41.9 million, respectively. Historical cost at December 31, 1995 and 1994 was $8.5 million and $38.9 million, respectively.

     Estimated market values of debt and equity securities are based on quoted market prices.

NOTE 17 -- BUSINESS SEGMENT INFORMATION

     AFCC's primary business activities are consumer finance and commercial finance. The consumer finance operation is engaged in making and investing in home equity, personal lending and sales finance receivables, credit card receivables, primarily through a wholly-owned credit card bank, and providing sales financing of manufactured housing. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and sales of other financial services, including auto fleet leasing and management, relocation services and auto club and roadside assistance services. The Company has an insurance operation which is engaged in underwriting credit life, credit accident and health, property and casualty, and accidental death and dismemberment insurance, principally for customers of the finance operations. Such insurance activity is conducted by the Company's licensed insurance agents and managed as a separate activity. Insurance sales are dependent on the business activities and volumes of the consumer and commercial business. Accordingly, insurance revenues and related claims are included in the consumer and commercial business to which they relate.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The following table sets forth information by business segment (in millions):

                                                          BUSINESS SEGMENT
                                                       -----------------------
                                                       CONSUMER     COMMERCIAL
                                                       FINANCE      FINANCE(A)     CONSOLIDATED
                                                       --------     ----------     ------------
    Year Ended or at December 31, 1995
      Revenue........................................  $ 3,917.3    $ 1,497.9       $ 5,415.2
                                                       =========    =========       =========
      Operating income(b):
         From segment................................  $   804.6    $   325.5       $ 1,130.1
         Corporate and other.........................      (89.6)       (36.2)         (125.8)
                                                       ---------    ---------       ---------
              Total..................................  $   715.0    $   289.3       $ 1,004.3
                                                       =========    =========       =========
      Total assets...................................  $23,493.0    $13,771.4       $37,264.4
                                                       =========    =========       =========
    Year Ended or at December 31, 1994
      Revenue........................................  $ 3,169.7    $ 1,235.6       $ 4,405.3
                                                       =========    =========       =========
      Operating income(b):
         From segment................................  $   675.0    $   307.5       $   982.5
         Corporate and other.........................      (64.9)       (29.6)          (94.5)
                                                       ---------    ---------       ---------
              Total..................................  $   610.1    $   277.9       $   888.0
                                                       =========    =========       =========
      Total assets...................................  $20,014.7    $11,686.7       $31,701.4
                                                       =========    =========       =========
    Year Ended or at December 31, 1993
      Revenue........................................  $ 2,623.3    $ 1,082.3       $ 3,705.6
                                                       =========    =========       =========
      Operating income(b):
         From segment................................  $   564.8    $   277.4       $   842.2
         Corporate and other.........................      (60.6)       (29.8)          (90.4)
                                                       ---------    ---------       ---------
              Total..................................  $   504.2    $   247.6       $   751.8
                                                       =========    =========       =========
      Total assets...................................  $17,301.7    $ 9,964.1       $27,265.8
                                                       =========    =========       =========

- ---------------

(a) Includes information pertaining to the financing of manufactured housing purchases which are managed by the commercial operation.

(b) Includes operating income pertaining to the Company's non-operating subsidiaries.

     Capital expenditures and depreciation and amortization expense are not significant.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 18 -- SUBSEQUENT EVENT

     On February 8, 1996, the Company paid a dividend in the amount of $1.75 billion to its Ford-affiliated parent in the form of an intercompany note.

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions):

                                                                       1995
                                                   --------------------------------------------
                                                    FOURTH      THIRD       SECOND      FIRST
                                                   QUARTER     QUARTER     QUARTER     QUARTER
                                                   --------    --------    --------    --------
    Finance charges..............................  $1,279.9    $1,244.6    $1,191.8    $1,130.8
                                                   ========    ========    ========    ========
    Interest expense.............................  $  536.5    $  524.3    $  506.5    $  477.4
                                                   ========    ========    ========    ========
    Earnings before provision for income taxes...  $  268.1    $  272.2    $  226.3    $  237.7
    Provision for income taxes...................     100.1       101.3        85.2        85.8
                                                   --------    --------    --------    --------
    Net earnings.................................  $  168.0    $  170.9    $  141.1    $  151.9
                                                   ========    ========    ========    ========

                                                                       1994
                                                   --------------------------------------------
                                                    FOURTH      THIRD       SECOND      FIRST
                                                   QUARTER     QUARTER     QUARTER     QUARTER
                                                   --------    --------    --------    --------
    Finance charges..............................  $1,081.9    $  992.6    $  924.2    $  899.5
                                                   ========    ========    ========    ========
    Interest expense.............................  $  440.4    $  403.2    $  369.9    $  344.7
                                                   ========    ========    ========    ========
    Earnings before provision for income taxes...  $  243.2    $  241.4    $  198.5    $  204.9
    Provision for income taxes...................      94.9        90.5        77.1        77.4
                                                   --------    --------    --------    --------
    Net earnings.................................  $  148.3    $  150.9    $  121.4    $  127.5
                                                   ========    ========    ========    ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 20 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

     Condensed unconsolidated financial information of Associates First Capital Corporation as of or for the years ended December 31, 1995, 1994 and 1993 were as follows (in millions):

                        CONDENSED STATEMENT OF EARNINGS

                                                                   YEAR ENDED DECEMBER 31
                                                                 --------------------------
                                                                  1995      1994      1993
                                                                 ------    ------    ------
    Revenue
      Interest and other income................................  $ 10.2    $  8.7    $  6.7
      Dividends from subsidiaries..............................   284.0     270.5     242.7
                                                                 ------    ------    ------
                                                                  294.2     279.2     249.4
    Expenses
      Interest expense.........................................    66.0      54.8      51.1
      Operating expenses.......................................    23.3      16.2      15.3
                                                                 ------    ------    ------
                                                                   89.3      71.0      66.4
                                                                 ------    ------    ------
    Income before credit for Federal income taxes and equity in
      net earnings of subsidiaries.............................   204.9     208.2     183.0
    Credit for Federal income taxes resulting from tax
      agreements with subsidiaries.............................    28.0      21.7      21.2
                                                                 ------    ------    ------
    Earnings before equity in undistributed earnings of
      subsidiaries.............................................   232.9     229.9     204.2
    Equity in undistributed earnings of subsidiaries...........   399.0     318.2     265.9
                                                                 ------    ------    ------
    Net earnings...............................................  $631.9    $548.1    $470.1
                                                                 ======    ======    ======

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                            CONDENSED BALANCE SHEET

                                                                           DECEMBER 31
                                                                       --------------------
                                                                         1995        1994
                                                                       --------    --------
    Assets
      Investment in and advances to subsidiaries, eliminated in
         consolidation, and other....................................  $4,477.0    $3,829.4
                                                                       --------    --------
              Total assets...........................................  $4,477.0    $3,829.4
                                                                       ========    ========
    Liabilities and Stockholder's Equity
      Accounts payable and accruals..................................  $   52.5    $   33.0
      Bank lines.....................................................      85.0
      Notes payable and long-term debt(2)............................     835.9       836.5
      Stockholder's equity(1)........................................   3,503.6     2,959.9
                                                                       --------    --------
              Total liabilities and stockholder's equity.............  $4,477.0    $3,829.4
                                                                       ========    ========

     The estimated fair value of notes payable and long-term debt at December 31, 1995 and 1994 was $878.6 million and $829.4 million, respectively. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   1995       1994       1993
                                                                  -------    -------    -------
Cash Flows from Operating Activities
  Net earnings..................................................  $ 631.9    $ 548.1    $ 470.1
  Adjustments to net earnings for noncash items:
     Amortization and depreciation..............................      0.1        0.1        0.1
     Increase (decrease) in accounts payable and accruals.......     19.5       13.1       (6.5)
     Equity in undistributed earnings of subsidiaries...........   (399.0)    (318.2)    (265.9)
  Other.........................................................     29.5      (20.9)      (0.6)
                                                                  -------    -------    -------
     Net cash provided from operating activities................    282.0      222.2      197.2
                                                                  -------    -------    -------
Cash Flows from Investing Activities
  Cash dividends from subsidiaries(1)...........................    284.0      270.5      242.7
  Increase in investments in and advances to subsidiaries.......   (534.3)    (583.7)    (402.7)
                                                                  -------    -------    -------
     Net cash used for investing activities.....................   (250.3)    (313.2)    (160.0)
                                                                  -------    -------    -------
Cash Flows from Financing Activities
  Increase in notes payable and long-term debt(2)...............    438.9      352.7      231.6
  Capital contribution from parent..............................    200.0      200.0      200.0
  Cash dividends paid...........................................   (318.0)    (273.0)    (226.0)
  Retirement of long-term debt..................................   (354.4)    (188.9)    (244.2)
                                                                  -------    -------    -------
     Net cash (used for) provided from financing activities.....    (33.5)      90.8      (38.6)
                                                                  -------    -------    -------
Decrease in cash and cash equivalents...........................     (1.8)      (0.2)      (1.4)
Cash and cash equivalents at beginning of period................     (1.1)      (0.9)       0.5
                                                                  -------    -------    -------
Cash and cash equivalents at end of period......................  $  (2.9)   $  (1.1)   $  (0.9)
                                                                  =======    =======    =======

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

(2) Notes payable and long-term debt bear interest at rates from 4.79% to 13.75%. The estimated maturities of the notes outstanding, at December 31, 1995, during subsequent years were as follows (in millions):

            1996........................................................  $279.5
            1997........................................................   208.1
            1998........................................................   142.2
            1999........................................................   113.9
            2000........................................................    92.2
                                                                          ------
                                                                          $835.9
                                                                          ======

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

                                                                                        PAGE
                                                                                        ----
          Report of Independent Accountants...........................................   22
          Consolidated Statement of Earnings for the years ended December 31, 1995,
            1994 and 1993.............................................................   23
          Consolidated Balance Sheet at December 31, 1995 and 1994....................   24
          Consolidated Statement of Changes in Stockholder's Equity for the years
           ended December 31, 1995, 1994 and 1993.....................................   25
          Consolidated Statement of Cash Flows for the years ended December 31, 1995,
            1994 and 1993.............................................................   26
          Notes to consolidated financial statements..................................   27

     (b) Reports on Form 8-K.

        During the quarter ended December 31, 1995, AFCC filed a Current Report on Form 8-K dated October 17, 1995, related to the announcement of a potential partial sale of the Company by Ford.

     (c) Exhibits

         (3) (a) Certificate of Incorporation. Incorporation by reference to
                 Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended October 31, 1986.

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

                                          ASSOCIATES FIRST CAPITAL CORPORATION

                                          By       /s/  ROY A. GUTHRIE
                                            ----------------------------------
                                                Executive Vice President and
                                                         Comptroller
                                                       March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                       TITLE                         DATE
         ---------                       -----                      -----------


  /s/  KEITH W. HUGHES*           Chairman of the Board,
- ------------------------------      Principal Executive
     (Keith W. Hughes)              Officer and Director


   /s/  ROY A. GUTHRIE            Executive Vice President,
- ------------------------------      Comptroller, Principal
    (Roy A. Guthrie)                Accounting Officer,
                                    Principal Financial
                                    Officer and Director          March 29, 1996

   /s/  HAROLD D. MARSHALL*       Director
- ------------------------------
   (Harold D. Marshall)

   /s/  JOSEPH M. McQUILLAN*      Director
- ------------------------------
   (Joseph M. McQuillan)


     By signing his name hereto, Roy A. Guthrie signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.

                                          *By      /s/  ROY A. GUTHRIE
                                             ------------------------------
                                                   Attorney-in-fact

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                                   EXHIBIT                                    PAGE
- ----------------------------------------------------------------------------------------------
    (3)    (a) Certificate of Incorporation. Incorporation by reference to Exhibit
           3(a) to the Company's Form 10-K for the fiscal year ended October 31,
               1986.
           (b) By-laws. Incorporated by reference to Exhibit 3 to the Company's
           Form 10-K for the year ended December 31, 1990.
    (4)    Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant and its consolidated subsidiaries.
           Registrant agrees to furnish to the Commission a copy of each such instrument upon its request.
   (12)    Computation of Ratio of Earnings to Fixed Charges.
   (21)    Subsidiaries of the registrant. Omitted in accordance with General
           Instruction J.(2)(b) to Form 10-K.
   (23)    Consent of Independent Accountants.
   (24)    Powers of Attorney.
   (27)    Financial Data Schedule.