Form 10-Q
period 1996-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1996-05-14
CIK 7974

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

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

As of March 31, 1996, the registrant had 250 shares of Common Stock authorized, issued and outstanding, all of which were owned directly by Ford FSG, Inc.

                       PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.


                    ASSOCIATES FIRST CAPITAL CORPORATION
                 SUPPLEMENTAL COMBINED STATEMENT OF EARNINGS
                                (In Millions)


                                                     Three Months Ended
                                                          March 31
                                                     1996          1995

REVENUE
  Finance charges                                  $1,505.0      $1,288.9

  Insurance premiums                                   93.1          92.5

  Investment and other income                          46.9          43.6

                                                    1,645.0       1,425.0

EXPENSES
  Interest expense                                    580.5         509.2

  Operating expenses                                  461.2         403.9

  Provision for losses on finance receivables         252.3         200.1

  Insurance benefits paid or provided                  34.2          38.0

                                                    1,328.2       1,151.2

EARNINGS BEFORE PROVISION FOR INCOME TAXES            316.8         273.8

PROVISION FOR INCOME TAXES                            124.5         105.5

NET EARNINGS                                       $  192.3      $  168.3

PRO FORMA NET EARNINGS PER SHARE*                  $   0.55      $   0.49

* Based on 346.5 million shares of Common Stock outstanding and in whole dollars (see NOTE 9, Subsequent Event).





          See notes to supplemental combined financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                     SUPPLEMENTAL COMBINED BALANCE SHEET
                                (In Millions)

                                                    March 31     December 31
                                                      1996          1995

                                   ASSETS

CASH AND CASH EQUIVALENTS                           $   458.1     $   532.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                               932.3         881.1
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                   28,595.8      27,575.3
  Commercial Finance                                 12,475.3      12,127.2
    Total net finance receivables                    41,071.1      39,702.5
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES
 - NOTE 5                                            (1,368.8)     (1,268.6)
INSURANCE POLICY AND CLAIMS RESERVES                   (636.7)       (625.4)
OTHER ASSETS                                          2,069.1       2,082.1

    Total assets                                    $42,525.1     $41,303.9


                    LIABILITIES AND STOCKHOLDER'S EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                  $14,655.2     $12,902.9
  Bank Loans                                            317.3         844.4
  Related Party - NOTE 7                              1,724.2
ACCOUNTS PAYABLE AND ACCRUALS                         1,516.7       1,382.9
LONG-TERM DEBT
  Senior Notes                                       21,081.0      21,230.8
  Subordinated and Capital Notes                        141.8         141.8
                                                     21,222.8      21,372.6

STOCKHOLDER'S EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at
    stated value                                         47.0          47.0
  Paid-in Capital                                     2,124.3       2,124.3
  Retained Earnings                                     629.2       2,287.0
  Foreign Currency Translation Adjustment               289.9         330.6
  Unrealized (Loss) Gain on Available-for-Sale
   Securities - NOTE 3                                   (1.5)         12.2
    Total stockholder's equity                        3,088.9       4,801.1

    Total liabilities and stockholder's equity      $42,525.1     $41,303.9




          See notes to supplemental combined financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                SUPPLEMENTAL COMBINED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $    192.3    $   168.3
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables         252.3        200.1
    Increase in accounts payable and accruals           169.0        198.3
    Depreciation and amortization                        53.6         44.4
    Increase in insurance policy and claims
     reserves                                            11.3         22.4
    Deferred income taxes                                 6.0         16.3
    Unrealized gain on trading securities                             (3.0)
  Purchases of trading securities                                     (4.0)
  Sales and maturities of trading securities                           5.3

    Net cash provided from operating activities         684.5        648.1

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased       (10,011.9)    (8,526.2)
  Finance receivables liquidated                      8,466.7      6,830.5
  Acquisition of other finance business, net                        (116.1)
  Purchases of available-for-sale securities           (270.8)      (198.2)
  Sales and maturities of available-for-sale
   securities                                           198.4         35.3
  Decrease in real estate loans held for sale             3.1         10.6
  Increase in other assets                              (19.2)      (146.9)

    Net cash used for investing activities           (1,633.7)    (2,111.0)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                          1,133.2      1,650.8
  Retirement of long-term debt                       (1,302.6)      (307.3)
  Increase (decrease) in notes payable                1,225.2        (86.5)
  Cash dividends                                       (140.0)       (72.0)

    Net cash provided from financing activities         915.8      1,185.0

EFFECT OF FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS ON CASH                                    (40.7)       152.0

DECREASE IN CASH AND CASH EQUIVALENTS                   (74.1)      (125.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        532.2        606.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    458.1    $   480.1

CASH PAID FOR:
  Interest                                         $    509.5    $   471.7

  Income taxes                                     $     10.2    $     2.1


          See notes to supplemental combined financial statements.
             ASSOCIATES FIRST CAPITAL CORPORATION
             NOTES TO SUPPLEMENTAL COMBINED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates First Capital Corporation ("AFCC" or the "Company"), a Delaware corporation, is a majority-owned subsidiary of Ford FSG, Inc. and an indirect majority-owned subsidiary of Ford Motor Company ("Ford"). See NOTE 9 to these supplemental combined financial statements. Associates Corporation of North America ("Associates") is the principal operating subsidiary of AFCC.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The supplemental combined financial statements of AFCC and subsidiaries have been prepared to give retroactive effect to the contribution by Ford of certain foreign finance operations to AFCC on May 8, 1996. AFCC was acquired by Ford in 1989. At that time, AFCC transferred its finance operations in Japan, the United Kingdom, Canada and Puerto Rico to other foreign subsidiaries of Ford, but maintained management supervision over such operations. In 1995, AFCC also commenced management supervision of operations in Mexico. Ford recontributed the previously owned foreign finance operations and Mexico, (herein after referred to as the "Foreign Operations") to AFCC as part of an organizational restructuring of Ford's financial services companies. The results and net assets of these operations have been retroactively included in AFCC's results and net assets contained herein. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interest method in the financial statements that do not include the consummation date; however, they will become the historical consolidated financial statements of AFCC after the financial statements covering the date of the consummation of the business combination are issued.

In the opinion of the management of AFCC, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1996 and December 31, 1995 was $919.7 million and $868.5 million, respectively. Amortized cost at March 31, 1996 and December 31, 1995 was $922.1 million and $849.8 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholder's equity, net of tax.

   EQUITY SECURITIES

Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at March 31, 1996 and December 31, 1995 was $12.6 million. Historical cost at March 31, 1996 and December 31, 1995 was $8.5 million.

NOTE 4 - NET FINANCE RECEIVABLES

At March 31, 1996 and December 31, 1995, net finance receivables consisted of the following (in millions):
                                                   March 31     December 31
                                                     1996          1995

  Consumer Finance
    Home equity lending                            $14,591.9     $14,316.3
    Personal lending and retail sales finance        6,455.6       6,225.1
    Credit card                                      5,399.7       4,984.6
    Manufactured housing                             2,148.6       2,049.3
                                                    28,595.8      27,575.3
  Commercial Finance
    Truck and truck trailer                          7,910.2       7,724.0
    Equipment                                        4,174.2       4,012.0
    Other                                              390.9         391.2
                                                    12,475.3      12,127.2
      Net finance receivables                      $41,071.1     $39,702.5

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                       Three Months Ended      Year Ended
                                            March 31           December 31
                                       1996          1995          1995

  Balance at beginning of period     $1,268.6      $1,061.6     $1,061.6
    Provision for losses                252.3         200.1        834.0
    Recoveries on receivables
     charged off                         36.2          36.2        132.9
    Losses sustained                   (212.1)       (181.7)      (757.1)
    Reserves of acquired businesses
     and other                           23.8          11.0         (2.8)
  Balance at end of period           $1,368.8      $1,127.2     $1,268.6

NOTE 6 - DEBT RESTRICTIONS

Associates, AFCC's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in certain issues of Associates debt securities, the latest of which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, at March 31, 1996, $96.9 million was available for dividends.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At March 31, 1996, Associates tangible net worth was $4.3 billion.

NOTE 7 - RELATED PARTY NOTE PAYABLE

On February 8, 1996, the Company paid a dividend in the amount of $1.75 billion to its Ford-affiliated parent in the form of an interest-bearing intercompany note the outstanding balance of which was $1.72 billion, including accrued interest, at March 31, 1996.

NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of AFCC for the three months ended March 31, 1996 and 1995 was 1.54 and 1.53, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

NOTE 9 - SUBSEQUENT EVENT

On April 2, 1996, the Company paid the related party note payable (see NOTE
7) through the issuance of short-term notes payable from unrelated parties.

On May 10, 1996, the Company sold a portion of its common stock, representing approximately a 19.3% economic interest, to the public. The Company used substantially all of the net proceeds to reduce short-term notes payable. As a consequence, the Company became a majority-owned subsidiary of Ford rather than a wholly-owned subsidiary of Ford. In connection with the sale, the Company restated its Certificate of Incorporation; at the conclusion of the transaction, the Company had approximately 346.5 million shares of its Class A and Class B Common Stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net earnings for the three-month period ended March 31, 1996 were $192.3 million, a 14.2% increase over the same period in the previous year. The increase in earnings was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset an increase in the provision for losses on finance receivables.

    Finance charge revenue, on a dollar basis, increased for the three months ended March 31, 1996, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.91% for the first quarter of 1996 compared to 14.94% for the same period in 1995. The consumer and commercial portfolio finance charge ratios for the first quarter of 1996 were 17.98% and 10.15%, respectively, compared to 17.83% and 9.98%, respectively, for the same period in 1995. The increases in consumer and commercial portfolio finance charge ratios were principally due to changes in competitive market conditions. The decrease in the composite portfolio finance charge ratio was principally due to changes in the mix of finance receivables during the period.

    Interest expense increased for the first quarter of 1996 compared to 1995, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase due to growth was partially offset by a decline in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. As a result, the Company's total average borrowing rate for the first quarter of 1996 was 6.36% compared to 6.70% for the same period in the prior year.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $924.5 million for the first quarter of 1996 compared to $779.7 million for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 9.16% compared to 9.04% for the same period in the prior year. The principal cause of the increase was the Company's ability to maintain its lending rates on new loans in a period during which its average borrowing rate decreased.

    First quarter operating expenses were greater in 1996 than in 1995 reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses divided by total revenue net of interest expense and insurance benefits paid or provided, improved to 44.8% for the first three months of 1996 compared to 46.0% for the same period in the prior year. The improvement principally reflects the benefit from certain initiatives designed to improve operating efficiency.

    The Company's provision for losses increased from $200.1 million during the first quarter of 1995 to $252.3 million for the same period in 1996, principally due to increased losses. Total net losses as a percentage of average net receivables were 1.74% for the first quarter of 1996 compared to 1.69% for the same period in 1995. The increase in net losses was principally due to less favorable trends in economic conditions.

Financial Condition

    Net finance receivables grew $1.4 billion (13.8% annualized) during the first quarter of 1996 compared to $1.7 billion (19.6% annualized) for the same period in 1995. The Company had growth in substantially all of its product lines. However, of the total growth in the first quarter of 1996, approximately 43% was from major acquisitions, principally of credit card portfolios.

    Total 60+days contractual delinquency was 1.78% of gross finance receivables at March 31, 1996, which was higher than the 1.42% at March 31, 1995 and 1.71% at December 31, 1995. The increase in contractual delinquency was principally due to less favorable trends in economic conditions. Contractual delinquency was higher at March 31, 1996 than at March 31, 1995 and year-end 1995 (but moderated during the quarter after January); the aforementioned increases in delinquency, net losses and the uncertainty in economic conditions, led the Company to increase its allowance for losses to 3.33% of net finance receivables at March 31, 1996 compared to 3.20% at December 31, 1995. The allowance for losses divided by annualized net credit losses was 1.95 times losses at March 31, 1996 compared to 1.94 times losses and 2.03 times losses at March 31, 1995 and December 31, 1995, respectively. Management believes the allowance for losses at March 31, 1996 is sufficient to provide adequate coverage against losses in its portfolios.

    During the first quarter of 1996, stockholder's equity increased as a result of the aforementioned increase in net earnings of the Company. However, this increase was more than offset by dividends that the Company paid to its majority-owned parent, Ford FSG, Inc., totaling $1.85 billion, $1.75 billion of which was in the form of an interest-bearing intercompany note. To a lesser extent, stockholder's equity decreased as a result of recording unrealized losses on its insurance subsidiaries' investments in marketable securities in the net amount of $13.7 million and recording net unrealized foreign currency translation losses in the amount of $40.7 million, principally related to its yen- and sterling-denominated net investments in its Japan and United Kingdom operations.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the three-month period ended March 31, 1996 was 1.84%, 19.50% and 28.64%, respectively. This compares to a return on average assets, average equity and average tangible equity for the three months ended March 31, 1995 of 1.86%, 14.75% and 21.30%, respectively. Excluding the impact of the aforementioned aggregate dividends of $1.85 billion, the Company's net earnings for the three-month period ended March 31, 1996 would have been $201.5 million, a 19.7% increase from the comparable period. In addition, its return on average assets, average equity and average tangible equity for the three months ended March 31, 1996 would have been 1.92%, 16.56% and 22.33%, respectively.

LIQUIDITY

    The principal sources of cash for the Company are proceeds from issuance of short- and long-term debt in both the United States and foreign countries in which it operates and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowing, to support its operations.

    At March 31, 1996, the Company had short- and long-term debt outstanding of $16.7 billion and $21.2 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company in the United States and foreign countries in which the Company operates. During the three months ended March 31, 1996 and 1995, the Company raised debt aggregating $1.1 billion and $1.7 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $11.4 billion, $61.5 million of which was in use in the United Kingdom at that date. These facilities represent 77% of net short-term indebtedness outstanding at March 31, 1996.

    Management believes that the Company has limited exposure to foreign currency exchange risks resulting from transactions with its foreign operations. It has been the historical practice of the Company to hedge foreign currency transaction risks. Management also believes it has limited exposure to foreign currency translation risks resulting from the translation of the net assets and net earnings of its foreign operations from the foreign currencies in which they are denominated to the reporting currency, the U.S. dollar. At March 31, 1996, approximately 10% of the Company's consolidated total assets and 14% of its consolidated net earnings were denominated in foreign currencies, principally the yen, and to a lesser extent the sterling. As a result of the general decline in the value of such currencies in relationship to the U.S. dollar at and for the period ended March 31, 1996 versus December 31, 1995, the Company recorded an unrealized translation loss of $40.7 million as an adjustment to stockholder's equity.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None to report

In accordance with General Instruction H.(2)(b), the following items have been omitted: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits
              3.1    Restated Certificate of Incorporation of the Company
              3.2    By-laws of the Company
             *3.3    Specimen Certificate of Class A Common Stock of the
                     Company
             10.1    Corporate Agreement between the Company and Ford
             10.2    Tax-Sharing Agreement between the Company and Ford
             10.3    Management Services Agreement between the Company and
                     Ford
             10.4 Trademark License Agreement between the Company and Ford 10.5(a) Employment Agreement of Keith W. Hughes
             10.5(b) Employment Agreement of Harold D. Marshall
             10.5(c) Employment Agreement of Joseph M. McQuillan
             10.5(d) Employment Agreement of Chester D. Longenecker
             10.7    The Company's Equity Deferral Plan
             10.8    The Company's Long-Term Equity Compensation Plan
             *10.11  The Company's Corporate Annual Performance Plan
             *10.12  The Company's Long-Term Performance Plan
             *10.13  The Company's Executive Deferred Salary Plan
             *10.14 The Company's Deferred Compensation Unit Plan Agreement *10.15 ACONA Executive Incentive Plan
             *10.16  The Company's Supplemental Retirement Plan
             *10.17  The Company's Excess Benefits Plan
             *10.18  Ford Motor Company 1990 Long-Term Incentive Plan
             12      Computation of Ratio of Earnings to Fixed Charges
             27      Financial Data Schedule

         (b) Reports on Form 8-K

             During the first quarter ended March 31, 1996, AFCC filed a Current Report on Form 8-K dated February 9, 1996, related to an initial public offering of its Common Stock.

*    Incorporated by reference to the Company's Registration Statement No.
     333-817.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May 14, 1996

                                 ASSOCIATES FIRST CAPITAL CORPORATION
                                             (registrant)





                                 By/s/   Roy A. Guthrie
                                   Executive Vice President, Comptroller,
                                    Principal Accounting Officer and
                                    Principal Financial Officer

                              INDEX TO EXHIBITS



 SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                    EXHIBIT                                    PAGE
 -----------------------------------------------------------------------------
   3.1    -- Restated Certificate of Incorporation of the Company
   3.2    -- By-laws of the Company
  *3.3    -- Specimen Certificate of Class A Common Stock of the
             Company
  10.1    -- Corporate Agreement between the Company and Ford
  10.2    -- Tax-Sharing Agreement between the Company and Ford
  10.3    -- Management Services Agreement between the Company
             and Ford
  10.4    -- Trademark License Agreement between the Company and
             Ford
  10.5(a) -- Employment Agreement of Keith W. Hughes
  10.5(b) -- Employment Agreement of Harold D. Marshall
  10.5(c) -- Employment Agreement of Joseph M. McQuillan
  10.5(d) -- Employment Agreement of Chester D. Longenecker
  10.7    -- The Company's Equity Deferral Plan
  10.8    -- The Company's Long-Term Equity Compensation Plan
 *10.11   -- The Company's Corporate Annual Performance Plan
 *10.12   -- The Company's Long-Term Performance Plan
 *10.13   -- The Company's Executive Deferred Salary Plan
 *10.14   -- The Company's Deferred Compensation Unit Plan
             Agreement
 *10.15   -- ACONA Executive Incentive Plan
 *10.16   -- The Company's Supplemental Retirement Plan
 *10.17   -- The Company's Excess Benefits Plan
 *10.18   -- Ford Motor Company 1990 Long-Term Incentive Plan
  12      -- Computation of Ratio of Earnings to Fixed Charges
  27      -- Financial Data Schedule

 ------------
 * Incorporated by reference to the Company's Registration Statement
   No. 333-817.