Form 10-Q
period 1996-06-30
ASSOCIATES FIRST CAPITAL CORP
filed 1996-08-12
CIK 7974

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

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

As of June 30, 1996, the registrant had 1,550,000,000 shares of Common Stock authorized, 90,773,299 shares of Class A Common Stock issued and outstanding and 255,881,180 shares of Class B Common Stock issued and outstanding.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                                (In Millions)


                               Six Months Ended        Three Months Ended
                                   June 30                  June 30
                               1996        1995        1996          1995

REVENUE
  Finance charges            $3,072.6    $2,666.8    $1,567.6      $1,377.9

  Insurance premiums            193.6       187.4       100.5          94.9

  Investment and other
   income                        95.8        85.5        48.9          41.9

                              3,362.0     2,939.7     1,717.0       1,514.7

EXPENSES
  Interest expense            1,174.0     1,049.5       593.5         540.3

  Operating expenses            944.4       873.7       483.2         469.8

  Provision for losses on
   finance receivables          528.0       401.8       275.7         201.7

  Insurance benefits paid
   or provided                   71.2        68.8        37.0          30.8

                              2,717.6     2,393.8     1,389.4       1,242.6

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES               644.4       545.9       327.6         272.1

PROVISION FOR INCOME TAXES      251.9       215.2       127.4         109.7

NET EARNINGS                 $  392.5    $  330.7    $  200.2      $  162.4

EARNINGS PER SHARE*          $   1.13    $   0.95    $   0.58      $   0.47


* Based on 346.7 million shares of Class A and Class B Common Stock outstanding and in whole dollars.




               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (In Millions)

                                                    June 30     December 31
                                                      1996         1995

                                   ASSETS

CASH AND CASH EQUIVALENTS                          $   484.2     $   532.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                              966.5         881.1
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                  30,165.8      27,575.3
  Commercial Finance                                13,423.7      12,127.2
    Total net finance receivables                   43,589.5      39,702.5
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES
 - NOTE 5                                           (1,469.0)     (1,268.6)
INSURANCE POLICY AND CLAIMS RESERVES                  (659.3)       (625.4)
OTHER ASSETS - NOTE 6                                2,204.5       2,082.1

    Total assets                                   $45,116.4     $41,303.9

                    LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                 $16,170.7     $12,902.9
  Bank Loans                                           519.2         844.4
ACCOUNTS PAYABLE AND ACCRUALS                        1,393.7       1,382.9
LONG-TERM DEBT
  Senior Notes                                      21,800.4      21,230.8
  Subordinated and Capital Notes                       125.5         141.8
                                                    21,925.9      21,372.6

STOCKHOLDERS' EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at stated
   value                                                             47.0
  Class A Common Stock, $0.01 par value,
   1,150,000,000 shares authorized,
   90,773,299 shares issued and outstanding              0.9
  Class B Common Stock, $0.01 par value,
   400,000,000 shares authorized,
   255,881,180 shares issued and outstanding             2.6
  Paid-in Capital                                    4,007.0       2,066.0
  Retained Earnings                                    840.5       2,345.3
  Foreign Currency Translation Adjustments             262.4         330.6
  Unrealized (Loss) Gain on Available-for-Sale
   Securities - NOTE 3                                  (6.5)         12.2
    Total stockholders' equity                       5,106.9       4,801.1

    Total liabilities and stockholders' equity     $45,116.4     $41,303.9



               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Millions)

                                                      Six Months Ended
                                                          June 30
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    392.5    $    330.7
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        528.0         401.8
    Depreciation and amortization                      100.5          80.5
    Increase in accounts payable and accruals           34.2         129.2
    Increase in insurance policy and claims
     reserves                                           33.9          30.7
    Deferred income taxes                              (40.3)         32.6
    Unrealized gain on trading securities               (0.1)         (3.0)
  Purchases of trading securities                                     (5.8)
  Sales and maturities of trading securities             0.7          36.5
    Net cash provided from operating activities      1,049.4       1,033.2

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (21,036.1)    (17,996.4)
  Finance receivables liquidated                    17,134.3      14,347.7
  Acquisitions of other finance businesses, net        (71.7)       (116.1)
  Purchases of available-for-sale securities          (190.3)       (482.9)
  Sales and maturities of available-for-sale
   securities                                           75.3         212.7
  Decrease in real estate loans held for sale            7.4           1.5
  Increase in other assets                            (133.4)       (136.6)
    Net cash used for investing activities          (4,214.5)     (4,170.1)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         2,197.0       3,218.5
  Retirement of long-term debt                      (1,753.5)       (769.8)
  Increase in notes payable                          2,741.8         619.0
  Cash dividends to Ford                            (1,897.3)       (145.0)
  Sale of Class A Common Stock                       1,850.0
  Capital contributions                                 47.3
    Net cash provided from financing activities      3,185.3       2,922.7

Effect of foreign currency translation
 adjustments on cash                                   (68.2)        185.8

DECREASE IN CASH AND CASH EQUIVALENTS                  (48.0)        (28.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       532.2         606.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    484.2    $    577.6

CASH PAID FOR:
  Interest                                        $  1,212.0    $  1,058.4

  Income taxes                                    $    244.6    $    200.9


               See notes to consolidated financial statements.

                    ASSOCIATES FIRST CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal operating subsidiary of First Capital.

NOTE 2 - BASIS OF PRESENTATION

On May 8, 1996, prior to an initial public offering of the common stock of First Capital, Ford contributed to First Capital, for stock, certain foreign finance operations that were managed by First Capital although owned by other Ford subsidiaries (the "Associates International Group"). The entities comprising Associates International Group had operations in Japan, United Kingdom, Canada, Puerto Rico, Bermuda, Netherlands and Mexico. The effect of this contribution was retroactively included, on a fully consolidated basis, in the supplemental combined financial statements of First Capital in a registration statement filed on Form S-1 (No. 333-817) as part of its initial public offering. Subsequent to the consummation of the contribution, these supplemental combined financial statements became the historical consolidated financial statements of First Capital. The contribution was accounted for in a manner similar to the pooling of interests method of accounting in accordance with generally accepted accounting principles. On May 23, 1996, First Capital filed a Current Report on Form 8-K reflecting the acquisition of the Associates International Group.

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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at June 30, 1996 and December 31, 1995 was $954.5 million and $868.5 million, respectively. Amortized cost at June 30, 1996 and December 31, 1995 was $964.7 million and $849.8 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at June 30, 1996 and December 31, 1995 was $12.0 million and $12.6 million, respectively. Historical cost at June 30, 1996 and December 31, 1995 was $7.8 million and $8.5 million, respectively.

NOTE 4 - NET FINANCE RECEIVABLES

At June 30, 1996 and December 31, 1995, net finance receivables consisted of the following (in millions):
                                                   June 30     December 31
                                                     1996         1995

  Consumer Finance
    Home equity lending                           $15,145.5     $14,316.3
    Personal lending and retail sales finance       6,765.1       6,225.1
    Credit card                                     5,979.5       4,984.6
    Manufactured housing                            2,275.7       2,049.3
                                                   30,165.8      27,575.3
  Commercial Finance
    Truck and truck trailer                         8,241.4       7,724.0
    Equipment                                       4,207.9       4,012.0
    Other                                             974.4         391.2
                                                   13,423.7      12,127.2
      Net finance receivables                     $43,589.5     $39,702.5

On May 24, 1996, Associates acquired the assets of Fleetwood Credit Corp., principally consisting of recreational vehicles. The fair market value of total assets acquired and liabilities assumed was $473.8 million and $338.1 million, respectively.

On January 1, 1995, Associates acquired $116 million of net home equity receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Six Months Ended        Year Ended
                                   June 30      June 30      December 31
                                    1996         1995           1995

  Balance at beginning of
   period                         $1,268.6     $1,061.6       $1,061.6
    Provision for losses             528.0        401.8          834.0
    Recoveries on receivables
     charged off                      73.9         70.3          132.9
    Losses sustained                (456.0)      (355.6)        (757.1)
    Reserves of acquired
     businesses and other             54.5         14.2           (2.8)
  Balance at end of period        $1,469.0     $1,192.3       $1,268.6

NOTE 6 - OTHER ASSETS

The components of Other Assets at June 30, 1996 and December 31, 1995 were as follows (in millions):

                                          June 30      December 31
                                           1996           1995

  Goodwill                                $1,205.6      $1,278.9
  Other                                      998.9         803.2
    Total other assets                    $2,204.5      $2,082.1

NOTE 7 - DEBT RESTRICTIONS

Associates, the Company's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

   LIMITATION ON PAYMENT OF DIVIDENDS

A restriction contained in certain issues of Associates debt securities, the latest of which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $199.6 million was available for dividends at June 30, 1996.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At June 30, 1996, Associates tangible net worth was approximately $4.5 billion.

NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of First Capital for the six months ended June 30, 1996 and 1995 was 1.54 and 1.52, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six- and Three-Month Periods Ended June 30, 1996 Compared to the Six- and Three-Month Periods Ended June 30, 1995.

    Net earnings for the six-month period ended June 30, 1996 were $392.5 million, an 18.7% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1996 were $200.2 million, an increase of 23.3% over the same period in the previous year. The increase in earnings in both comparative periods was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset increases in the provision for losses.

    Finance charge revenue, on a dollar basis, increased for the six and three months ended June 30, 1996, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.76% and 14.81% for the six months and three months ended June 30, 1996, respectively. This compares to 15.06% and 15.21% for the comparable periods in 1995, respectively. The decreases in the composite portfolio finance charge ratios for both comparative periods were principally due to changes in the mix of finance receivables during the period.

    Interest expense increased for the six- and three-month periods ended June 30, 1996 compared to the same periods in 1995, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase, due to growth in both comparative periods, was partially offset by declines in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. The Company's total average borrowing rate for the six- and three-month periods ended June 30, 1996 were 6.37% and 6.20%, respectively, compared to 6.71% and 6.77% for the same periods in the prior year.

    As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $1.9 billion and $974.1 million for the six- and three-month periods ended June 30, 1996, respectively, compared to $1.6 billion and $837.6 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 9.23% and 9.28% for the six- and three-month periods ended June 30, 1996, respectively, compared to 9.13% and 9.25% for the same periods in the prior year. The six-month and three-month ratios for 1996 exclude the one-time charges related to the Company's initial public offering of 11 and 8 basis points, respectively. The principal cause of the increase in each of the comparable periods was the Company's ability to maintain its lending rates on new loans in a period during which its average borrowing rates decreased.

    Six- and three-month operating expenses as of June 30, 1996 were greater than in the corresponding periods in 1995, reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses to total revenue net of interest expense and insurance benefits paid or provided, improved to 44.6% and 44.5% for the six- and three-month periods ended June 30, 1996, respectively, compared to 48.0% and 49.8% for the same periods in the prior year. The improvement in both comparable periods principally reflects the benefit from certain initiatives designed to improve operating efficiency.

    The Company's provision for losses increased from $401.8 million for the first six months of 1995 to $528.0 million for the same period in 1996. The provision for losses for the three-month period ended June 30, 1996 increased from $201.7 million in the prior year period to $275.7 million for the current period. In both cases, the provision increased principally as a result of increased losses. Total net losses as a percentage of average net finance receivables (the "Loss Ratio") were 1.84% and 1.95% for the six- and three-month periods ended June 30, 1996, respectively, compared to 1.61% and 1.54% for the same periods in 1995. The Loss Ratio increased in substantially all of the Company's portfolios, the most significant of which were in the Company's credit card and personal loan portfolios, primarily driven by increased losses resulting from customer bankruptcies.

    The provision for income taxes increased for both the six- and three-month periods ended June 30, 1996 as a result of the aforementioned favorable changes over 1995. The effective tax rates for the six- and three-month periods ended June 30, 1996 were 39.1% and 38.9%, respectively, compared to 39.4% and 40.3% for the comparable periods in 1995. The decrease in the three-month effective tax rate for the second quarter of 1996 was principally related to shifts in the mix of pretax profits, principally between international and U.S. taxing jurisdictions.

Financial Condition

    Net finance receivables grew $3.9 billion and $2.5 billion during the six- and three-month periods ended June 30, 1996, respectively, compared to $3.4 billion and $1.8 billion for the same period in 1995. The Company had growth in substantially all of its portfolios in both periods. However, of the total growth, 40.8% in the six-month period and 39.9% in the three-month period, resulted from major acquisitions, principally of credit card and other commercial portfolios and businesses.

    Total 60+days contractual delinquency was 1.80% at June 30, 1996, which was higher than the 1.78% reported at March 31, 1996 and 1.71% at December 31, 1995. Consumer delinquency was 2.25% at June 30, 1996, which was higher than the 2.24% and 2.19% reported at March 31, 1996 and December 31, 1995, respectively. Commercial delinquency was 0.80% at June 30, 1996 compared to 0.73% and 0.64% at March 31, 1996 and December 31, 1995, respectively, also reflecting an increase. Although the Company experienced increased delinquency in substantially all of its portfolios, the highest increase was in the credit card portfolio. The Company attributes the increased delinquency to generally less favorable trends in economic conditions, including among other factors, the increased leverage of consumer borrowers.

    The aforementioned increase in delinquency, net losses and the generally less favorable economic conditions, led the Company to increase its allowance for losses to 3.37% of net finance receivables at June 30, 1996, compared to 3.33% at March 31, 1996 and 3.20% at December 31, 1995. The allowance for losses to annualized net credit losses was 1.92 times net losses at June 30, 1996, compared to 1.95 and 2.03 times losses at March 31, 1996 and December 31, 1995, respectively. Management believes the allowance for losses at June 30, 1996, is sufficient to provide adequate protection against losses in its portfolios.

    During the six and three months ended June 30, 1996, stockholders' equity increased principally as a result of the aforementioned increase in net earnings, partially offset as a result of recording unrealized foreign currency translation losses principally related to its yen and sterling-denominated net investments in its Japan and United Kingdom operations, and unrealized losses on its insurance subsidiaries' investments in marketable debt securities of $86.9 million and $32.5 million, respectively.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the six-month period ended June 30, 1996 was 1.82%, 15.85% and 21.15%, respectively. This compares to a return on average assets, average equity and average tangible equity for the six months ended June 30, 1995 of 1.78%, 14.28% and 20.59%, respectively.

LIQUIDITY

    The principal sources of cash for the Company are proceeds from the issuance of short- and long-term debt in both the United States and foreign countries in which it operates and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowing, to support its operations.

    At June 30, 1996, the Company had short- and long-term debt outstanding of $16.7 billion and $21.9 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by the Company in the United States and foreign countries in which the Company operates. During the six- and three-month periods ended June 30, 1996 and 1995, the Company raised debt aggregating $2.2 billion and $1.1 billion, and $3.2 billion and $1.6 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. At June 30, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $12.2 billion, $68.2 million of which was in use in the United Kingdom at that date. These facilities represent 75% of net short-term indebtedness outstanding at June 30, 1996.

    Management believes that the Company has limited exposure to foreign currency exchange risks resulting from transactions with its foreign affiliates. It has been the historical practice of the Company to hedge foreign currency transaction risks. Management also believes it has limited exposure to foreign currency translation risks resulting from the translation of the net assets and net earnings of its foreign operations from the foreign currencies in which they are denominated to the reporting currency, the U.S. dollar. At June 30, 1996, approximately 10% of the Company's consolidated net assets and 14% of its consolidated net earnings were denominated in foreign currencies, principally the Japanese yen and to a lesser extent the pound sterling. As a result of the general decline in the value of such currencies in relationship to the U.S. dollar at and for the period ended June 30, 1996 versus December 31, 1995, the Company recorded an unrealized translation loss of approximately $68.2 million as an adjustment to stockholders' equity.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None to report

ITEM 2.   CHANGES IN SECURITIES.

          None to report

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None to report

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 1, 1996, prior to an initial public offering of Class A Common Stock, the then sole stockholder of the Company took the following action by written consent without a meeting, and in lieu of an annual stockholder meeting for 1996: (i) approval of the restatement of the Company's Certificate of Incorporation; (ii) approval of two plans relating to employee compensation; and (iii) election of the following four persons to the Company's Board of
          Directors: Roy A. Guthrie, Keith W. Hughes, Harold D. Marshall and Joseph M. McQuillan.

ITEM 5.   OTHER INFORMATION

          On July 31, 1996, the Board of Directors increased the size of the Board from four to seven persons. As part of the increase in board size and the change in its composition as contemplated by the Company in its initial public offering of Class A Common Stock in May, 1996, Roy A. Guthrie resigned as a member of the Board, but remains Executive Vice President, Comptroller, Chief Accounting Officer and Chief Financial Officer. The Board elected four new members, effective August 1, 1996, as follows: J. Carter Bacot, John Devine, H. James Toffey, Jr., and Kenneth Whipple. Messrs. Devine and Whipple are officers of Ford Motor Company, the indirect majority stockholder of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              (12) Computation of Ratio of Earnings to Fixed Charges.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K

              During the second quarter ended June 30, 1996, First Capital filed a Current Report on Form 8-K dated May 23, 1996, related to the acquisition of the Associates International Group.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              August 12, 1996

                              ASSOCIATES FIRST CAPITAL CORPORATION
                                          (registrant)




                              By/s/   Roy A. Guthrie
                                Executive Vice President, Comptroller,
                                 Principal Accounting Officer and
                                 Chief Financial Officer

                                                     EXHIBIT 12



                    ASSOCIATES FIRST CAPITAL CORPORATION

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        (Dollar Amounts in Millions)



                                                 Six Months Ended
                                                     June 30
                                               1996            1995

Fixed Charges (a)

  Interest expense                           $1,174.0        $1,049.5

  Implicit interest in rent                       9.8             9.2

    Total fixed charges                      $1,183.8        $1,058.7

Earnings (b)

  Earnings before provision for income
   taxes                                     $  644.4        $  545.9

  Fixed charges                               1,183.8         1,058.7

    Earnings, as defined                     $1,828.2        $1,604.6


Ratio of Earnings to Fixed Charges               1.54            1.52


(a) For purposes of such computation, the term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

(b) For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges.