Form 10-Q
period 1996-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 1996-11-12
CIK 7974

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                   972-541-4000
            (Registrant's telephone number, including area code)


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

As of September 30, 1996, the registrant had 1,550,000,000 shares of Common Stock authorized, 90,773,299 shares of Class A Common Stock issued and outstanding and 255,881,180 shares of Class B Common Stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Millions)


                              Nine Months Ended        Three Months Ended
                                 September 30             September 30
                               1996       1995         1996          1995

REVENUE
  Finance charges            $4,753.3   $4,093.4     $1,680.7      $1,426.6

  Insurance premiums            297.6      279.3        104.0          91.9

  Investment and other
   income                       154.7      132.6         58.9          47.1

                              5,205.6    4,505.3      1,843.6       1,565.6

EXPENSES
  Interest expense            1,811.7    1,607.0        637.7         557.5

  Operating expenses          1,462.9    1,307.3        518.5         433.6

  Provision for losses on
   finance receivables          795.4      612.6        267.4         210.8

  Insurance benefits paid
   or provided                  109.9      104.9         38.7          36.1

                              4,179.9    3,631.8      1,462.3       1,238.0

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES             1,025.7      873.5        381.3         327.6

PROVISION FOR INCOME TAXES      403.0      345.2        151.1         130.0

NET EARNINGS                 $  622.7   $  528.3     $  230.2      $  197.6

EARNINGS PER SHARE           $   1.79   $   1.52     $   0.66      $   0.57






         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                          (In Millions)

                                                 September 30   December 31
                                                     1996          1995

                              ASSETS

CASH AND CASH EQUIVALENTS                         $   421.7      $   532.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES
 - NOTE 3                                             996.1          881.1
FINANCE RECEIVABLES, net of unearned finance
 income - NOTE 4
  Consumer Finance                                 31,534.7       27,575.3
  Commercial Finance                               14,490.4       12,127.2
    Total net finance receivables                  46,025.1       39,702.5
ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES
 - NOTE 5                                          (1,535.1)      (1,268.6)
INSURANCE POLICY AND CLAIMS RESERVES                 (687.5)        (625.4)
OTHER ASSETS - NOTE 6                               2,330.3        2,082.1

    Total assets                                  $47,550.6      $41,303.9

               LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                $16,581.2      $12,902.9
  Bank Loans                                          278.3          844.4
ACCOUNTS PAYABLE AND ACCRUALS                       1,505.9        1,382.9
LONG-TERM DEBT
  Senior Notes                                     23,805.0       21,230.8
  Subordinated and Capital Notes                      125.5          141.8
                                                   23,930.5       21,372.6

STOCKHOLDERS' EQUITY
  Common Stock, no par value, 250 shares
   authorized, issued and outstanding, at
   stated value                                                       47.0
  Class A Common Stock, $0.01 par value,
   1,150,000,000 shares authorized,
   90,773,299 shares issued and outstanding             0.9
  Class B Common Stock, $0.01 par value,
   400,000,000 shares authorized,
   255,881,180 shares issued and outstanding            2.6
  Paid-in Capital                                   4,007.3        2,066.0
  Retained Earnings                                 1,003.3        2,345.3
  Foreign Currency Translation Adjustments            245.8          330.6
  Unrealized (Loss) Gain on Available-for-Sale
   Securities - NOTE 3                                 (5.2)          12.2
    Total stockholders' equity                      5,254.7        4,801.1

    Total liabilities and stockholders' equity    $47,550.6      $41,303.9



         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                                                     Nine Months Ended
                                                       September 30
                                                     1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $    622.7   $    528.3
  Adjustments to net earnings for noncash items:
    Provision for losses on finance receivables        795.4        612.6
    Depreciation and amortization                      159.1        119.9
    Increase in accounts payable and accruals          125.4        286.0
    Increase in insurance policy and claims
     reserves                                           62.1         50.3
    Deferred income taxes                              (54.2)        42.6
    Unrealized gain on trading securities               (0.3)        (4.3)
  Purchases of trading securities                                    (5.8)
  Sales and maturities of trading securities             3.3         39.3
    Net cash provided from operating activities      1,713.5      1,668.9
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased      (32,882.8)   (27,510.0)
  Finance receivables liquidated                    25,283.0     22,492.3
  Finance receivables securitized                    1,125.6
  Acquisitions of other finance businesses, net       (165.6)      (116.1)
  Excess of purchase price over historical value
   of assets acquired from Ford affiliate              (32.7)
  Purchases of available-for-sale securities          (372.7)      (626.6)
  Sales and maturities of available-for-sale
   securities                                          227.8        358.3
  Increase in real estate loans held for sale          (21.1)        (6.7)
  Increase in other assets                            (204.7)      (128.6)
    Net cash used for investing activities          (7,043.2)    (5,537.4)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                         4,828.4      4,820.6
  Retirement of long-term debt                      (2,401.1)    (1,476.3)
  Increase in notes payable                          2,911.4        939.9
  Cash dividends to Ford                            (1,897.3)      (230.0)
  Cash dividends paid on common stock                  (34.7)
  Sale of Class A Common Stock                       1,850.0
  Capital contribution (distribution) from/to
   Ford                                                 47.3       (228.9)
    Net cash provided from financing activities      5,304.0      3,825.3
Effect of foreign currency translation
 adjustments on cash                                   (84.8)       (38.1)

DECREASE IN CASH AND CASH EQUIVALENTS                 (110.5)       (81.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       532.2        606.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    421.7   $    524.7

CASH PAID FOR:
  Interest                                        $  1,751.7   $  1,545.3

  Income taxes                                    $    315.8   $    301.7

         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal domestic operating subsidiary of First Capital.

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

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   DEBT SECURITIES

The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at September 30, 1996 and December 31, 1995 was $986.5 million and $868.5 million, respectively. Amortized cost at September 30, 1996 and December 31, 1995 was $994.5 million and $849.8 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   EQUITY SECURITIES

Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at September 30, 1996 and December 31, 1995 was $9.6 million and $12.6 million, respectively. Historical cost at September 30,
 1996 and December 31, 1995 was $7.8 million and $8.5 million, respectively.

 NOTE 4 - NET FINANCE RECEIVABLES

 At September 30, 1996 and December 31, 1995, net finance receivables consisted of the following (in millions):

                                                 September 30   December 31
                                                     1996          1995

   Consumer Finance
     Home equity lending                          $16,743.2      $14,316.3
     Personal lending and retail sales finance      7,324.7        6,225.1
     Credit card                                    5,970.6        4,984.6
     Manufactured housing                           1,496.2        2,049.3
                                                   31,534.7       27,575.3
   Commercial Finance
     Truck and truck trailer                        8,449.2        7,724.0
     Equipment                                      4,434.6        4,012.0
     Other                                          1,606.6          391.2
                                                   14,490.4       12,127.2
       Net finance receivables                    $46,025.1      $39,702.5

 In September 1996, First Capital acquired Teletech Financial Corporation. The assets of Teletech Financial principally consist of equipment telecommunications receivables. The fair market value of total assets acquired and liabilities assumed was $116.8 million and $82.6 million, respectively. The transaction was accounted for as a purchase.

 In August 1996, Associates acquired $1.2 billion of net finance receivables, principally home equity and personal lending receivables and other assets and liabilities, from Fleet Financial Group. The fair market value of total assets acquired and liabilities assumed was $1.3 billion and $1.0 million, respectively.

 In July 1996, Associates acquired $837.6 million of certain assets of USL Capital, an affiliate and Ford subsidiary. Such assets acquired consisted principally of vehicle fleet leasing receivables. The excess of purchase price over the historical value of assets acquired was $32.7 million which was recorded as an adjustment to stockholders' equity.

 In May 1996, First Capital acquired the assets and assumed the liabilities of Fleetwood Credit Corp., principally consisting of recreational vehicles. The fair market value of total assets acquired and liabilities assumed was $473.5 million and $342.1 million, respectively.

 In January 1995, Associates acquired $116 million of net home equity receivables and certain other assets from Ford Motor Credit Company, an affiliate. The transaction was recorded at historical cost, which approximated market.

NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

 Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                    Nine Months Ended         Year Ended
                                      September 30            December 31
                                   1996           1995           1995

   Balance at beginning of
    period                      $1,268.6       $1,061.6        $1,061.6
     Provision for losses          795.4          612.6           834.0
     Recoveries on receivables
      charged off                  110.8          101.7           132.9
     Losses sustained             (735.2)        (554.7)         (757.1)
     Reserves of acquired
      businesses and other          95.5           (1.1)           (2.8)
   Balance at end of period     $1,535.1       $1,220.1        $1,268.6

 NOTE 6 - OTHER ASSETS

 The components of Other Assets at September 30, 1996 and December 31, 1995 were as follows (in millions):

                                      September 30      December 31
                                          1996             1995

   Goodwill                             $1,263.5         $1,278.9
   Other                                 1,066.8            803.2
     Total other assets                 $2,330.3         $2,082.1

 NOTE 7 - DEBT RESTRICTIONS

 Associates, the Company's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and revolving credit agreements. The most significant of these limitations are summarized as follows:

    LIMITATION ON PAYMENT OF DIVIDENDS

 A restriction contained in one issue of Associates debt securities which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $303.2 million was available for dividends at September 30, 1996.

    LIMITATION ON MINIMUM TANGIBLE NET WORTH

 A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At September 30, 1996, Associates tangible net worth was approximately $4.7 billion.

 NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

 The ratio of earnings to fixed charges of First Capital for the nine months ended September 30, 1996 and 1995 was 1.56 and 1.54, respectively. For purposes of such computation, the term "earnings" represents Earnings Before Provision for Income Taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

 Results of Operations

 Nine- and Three-Month Periods Ended September 30, 1996 Compared to the Nine- and Three-Month Periods Ended September 30, 1995.

     Net earnings for the nine-month period ended September 30, 1996 were $622.7 million, an 18% increase over the same period in the previous year.
 Net earnings for the three months ended September 30, 1996 were $230.2 million, an increase of 17% over the same period in the previous year. The increase in earnings in both comparative periods was principally due to growth in net finance receivables, an increase in the net interest margin and an increase in operating expense efficiency, all of which more than offset an increase in net credit losses.

     Finance charge revenue, on a dollar basis, increased for the nine and three months ended September 30, 1996, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.79% and 15.00% for the nine months and three months ended September 30, 1996, respectively. This compares to 15.16% and 15.13% for the comparable periods in 1995, respectively. The period over period decline in the finance charge ratio is principally due to declines in finance charge rates on outstanding loans which vary with market rates, and to a lesser extent, product mix.

     Interest expense increased for the nine- and three-month periods ended September 30, 1996 compared to the same periods in 1995, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase, due to growth in both comparative periods, was partially offset by declines in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. The Company's total average borrowing rates for the nine- and three-month periods ended September 30, 1996 were 6.36% and 6.43%, respectively, compared to 6.72% and 6.67% for the same periods in the prior year.

     As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $2.9 billion and $1.0 billion for the nine- and three-month periods ended September 30, 1996, respectively, compared to $2.5 billion and $869.1 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also increased to 9.22% and 9.31% for the nine- and three-month periods ended September 30, 1996, respectively, compared to 9.21% and 9.22% for the same periods in the prior year. The nine-month ratio for 1996 excludes one-time charges related to the Company's initial public offering. The principal cause of the increase in each of the comparable periods was due to the aforementioned decrease in average borrowing rates.

     Nine- and three-month operating expenses as of September 30, 1996 were greater than in the corresponding periods in 1995, reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses to total revenue net of interest expense and insurance benefits paid or provided, improved to 44.5% and 44.4% for the nine- and three-month periods ended September 30, 1996, respectively, compared to 46.8% and 44.6% for the same periods in the prior year. The improvement in both comparable periods principally reflects the benefit from initiatives undertaken by the Company, which are designed to improve operating efficiency.

     The Company's provision for losses increased from $612.6 million for the first nine months of 1995 to $795.4 million for the same period in 1996. The provision for losses for the three-month period ended September 30, 1996 increased from $210.8 million in the prior year period to $267.4 million for the current period. In both cases, the provision increased principally as a result of increased net credit losses. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") were 1.94% and 2.16% for the nine- and three-month periods ended September 30, 1996, respectively, compared to 1.68% and 1.78% for the same periods in 1995. The Loss Ratio increased in most of the Company's portfolios, the most significant increases of which were in the Company's credit card and personal loan portfolios, primarily driven by increased losses resulting from customer bankruptcies.

     The provision for income taxes increased for both the nine- and three-month periods ended September 30, 1996 principally as a result of an increase in pretax earnings. The effective tax rates for the nine- and three-month periods ended September 30, 1996 were 39.29% and 39.63%, respectively, compared to 39.52% and 39.71% for the comparable periods in 1995. The decrease in the effective tax rates for 1996 was principally related to shifts in the mix of pretax profits, principally between international and U.S. taxing jurisdictions.

 Financial Condition

     Net finance receivables grew $6.3 billion and $2.4 billion during the nine- and three-month periods ended September 30, 1996, respectively, compared to $4.6 billion and $1.2 billion for the same period in 1995. Net finance receivables at September 30, 1996 exclude approximately $1.8 billion of securitized manufactured housing and recreational vehicle receivables.
 Growth, including securitized receivables, for the nine months ended September 30, 1996 was $8.1 billion. The Company had growth in substantially all of its portfolios in both periods. Of the total growth for the nine months ended September 30, 1996, including securitized receivables, approximately 45.6% resulted from major acquisitions, principally of credit card, home equity and other commercial portfolios and businesses.

     Total 60+days contractual delinquency was 2.05% at September 30, 1996, which was higher than the 1.80% reported at June 30, 1996 and 1.71% at December 31, 1995. Consumer delinquency was 2.58% at September 30, 1996, which was higher than the 2.25% and 2.19% reported at June 30, 1996 and December 31, 1995, respectively. Commercial delinquency was 0.93% at September 30, 1996 compared to 0.80% and 0.64% at June 30, 1996 and December 31, 1995, respectively, also reflecting an increase. Although the Company experienced increased delinquency in all of its portfolios, the highest increase was in the credit card and personal lending portfolios. The Company attributes the increased delinquency to generally less favorable trends in economic conditions, including among other factors, the increased leverage of consumer borrowers.

     The Company's allowance for losses was 3.34% of net finance receivables at September 30, 1996, compared to 3.37% at June 30, 1996 and 3.20% at December 31, 1995. The allowance for losses to annualized net credit losses was 1.84 times net credit losses (22 months of coverage) at September 30, 1996, compared to 1.92 times net credit losses (23 months of coverage) and 2.03 times net credit losses (24 months of coverage) at June 30, 1996 and December 31, 1995, respectively. Management believes the allowance for losses at September 30, 1996, is sufficient to provide adequate protection against losses in its portfolios.

     During the nine and three months ended September 30, 1996, stockholders' equity increased principally as a result of the aforementioned increase in net earnings. This increase was partially offset by unrealized foreign currency translation losses of $84.8 million and $16.6 million, respectively, principally related to the Company's yen and sterling-denominated net investments in its Japan and United Kingdom operations. Stockholders' equity was also adjusted during the nine- and three-month periods for unrealized (losses)/gains on its insurance subsidiaries' investments in marketable debt securities of ($17.4) million and $1.3 million, respectively. During the third quarter of 1996, the Company paid a cash dividend on its outstanding common stock of $.10 per share or $34.7 million, of which $27.9 million was paid to Ford. As referenced in NOTE 4 to these consolidated financial statements, the Company recorded an adjustment to equity in the amount of $32.7 million related to its acquisition of certain assets from a Ford affiliate. The adjustment represents the difference between the purchase price and the historical value of the net assets acquired.

     As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the nine-month period ended September 30, 1996 was 1.87%, 16.51% and 22.10%, respectively. This compares to a return on average assets, average equity and average tangible equity for the nine months ended September 30, 1995 of 1.87%, 15.78% and 22.50%, respectively.

 LIQUIDITY

     The principal sources of cash for the Company are proceeds from the issuance of short- or senior and subordinated long-term debt and cash from the Company's operations. Through its subsidiary (Associates), the Company has historically issued debt principally in the United States and, on a limited basis, in the foreign countries in which it operates. However, as part of a strategy to further diversify its sources of funds, Associates recently established a Euro medium-term note program, a Euro commercial paper program and a securitization program. During the third quarter, the Company and Associates in the aggregate securitized approximately $1.1 billion in manufactured housing and recreational vehicle finance receivables. Subsequent to September 30, 1996, Associates issued $600 million of senior debt under the Euro medium-term note program in the Euro capital markets and $300 million of subordinated debt in the United States. Management believes that the Company has sufficient liquidity through its access to external borrowings and from cash provided by operations to support its liquidity needs.

     At September 30, 1996, the Company had short- and long-term debt outstanding of $16.9 billion and $23.9 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by subsidiaries of the Company in the United States and foreign countries in which the Company operates. During the nine- and three-month periods ended September 30, 1996 and 1995, the Company raised, through public and private offerings, debt aggregating $4.8 billion and $2.6 billion, and $4.8 billion and $1.6 billion, respectively.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. At September 30, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $12.5 billion, $102.3 million of which was in use in the United Kingdom at that date. These facilities represented 76% of net short-term indebtedness outstanding at September 30, 1996.

     Management believes that the Company has limited exposure to foreign currency exchange risks resulting from transactions with its foreign affiliates. It is the practice of the Company to hedge foreign currency transaction risks. Management also believes it has limited exposure to foreign currency translation risks resulting from the translation of the net assets and net earnings of its foreign operations from the foreign currencies in which they are denominated to the reporting currency, the U.S. dollar. At September 30, 1996, approximately 10% of the Company's consolidated net assets and 14% of its consolidated net earnings were denominated in foreign currencies, principally the Japanese yen and to a lesser extent the pound sterling.
                  PART II - OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS.

       None to report

 ITEM 2.    CHANGES IN SECURITIES.

       None to report

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

       None to report

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None to report

 ITEM 5.    OTHER INFORMATION

       None to report

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits
               3.2    By-laws of the Company
              12      Computation of Ratio of Earnings to Fixed Charges
              27      Financial Data Schedule

          (b) Reports on Form 8-K

 During the third quarter ended September 30, 1996, First Capital filed a Current Report on Form 8-K dated July 3, 1996, related to the financial statements of its foreign subsidiaries, and July 16, 1996 related to the release of second quarter earnings.

                           SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               November 11, 1996

                               ASSOCIATES FIRST CAPITAL CORPORATION
                                           (registrant)




                               By/s/   Kevin P. Hegarty
                                 Senior Vice President, Comptroller, and
                                  Principal Accounting Officer

                              INDEX TO EXHIBITS



  SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                    EXHIBIT                                    PAGE
  -----------------------------------------------------------------------------
    3.2    -- By-laws of the Company
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------