Form 10-K405
period 1996-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 1997-03-25
CIK 7974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------
                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

                         Commission file number 1-6154

                      ASSOCIATES FIRST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        06-0876639
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                 organization)
           250 EAST CARPENTER FREEWAY                               75062-2729
                 IRVING, TEXAS                                      (Zip Code)
    (Address of principal executive offices)

               Registrant's telephone number, including area code
                                  972-652-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                          ON WHICH REGISTERED
            -------------------                         ---------------------
           Class A Common Stock,                       New York Stock Exchange
         par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Class A Common Stock ($46.75 per share), which occurred on March 21, 1997, was $2,697,072,482.50. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At March 21, 1997, 90,773,299 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding and 255,881,180 shares of the Company's Class B Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE*

                  DOCUMENT                                WHERE INCORPORATED
                  --------                                ------------------
          Proxy Statement for 1997                Part III (Items 10, 11, 12 and 13)
       Annual Meeting of Stockholders

---------------

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.
================================================================================

                                     PART I
ITEM 1. BUSINESS.

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a majority-owned subsidiary of Ford FSG, Inc. ("FFSG") and a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal U.S.- based operating subsidiary of First Capital. AIC Corporation ("AIC") is the principal foreign-based operating subsidiary of First Capital.

     On May 8, 1996, the Company made an initial public offering (the "Offering") of 67 million shares of its Class A Common Stock representing a 19.3% interest in the Company. Immediately following the Offering, Ford continued to own a controlling interest in the Company's common stock.

     Prior to the Offering, Ford contributed to First Capital, for stock, certain foreign finance operations that were managed by First Capital although owned by other Ford subsidiaries (the "Associates International Group"). The entities comprising Associates International Group had operations in Japan, the United Kingdom, Canada, Puerto Rico, Bermuda, Netherlands and Mexico. The effect of this contribution was retroactively included, on a fully consolidated basis, in the supplemental combined financial statements of First Capital as part of the Offering. These supplemental combined financial statements became the historical consolidated financial statements of First Capital. The contribution was accounted for in a manner similar to the pooling of interests method of accounting in accordance with generally accepted accounting principles.

     The Company is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and internationally. At or for the year ended December 31, 1996, the Company had aggregate net finance receivables of $46.5 billion, total assets of $48.3 billion, totaled managed assets of $50.4 billion, net earnings of $857.0 million and stockholders' equity of $5.4 billion. The Company believes that it is the second largest independent finance company in the United States based on aggregate net finance receivables outstanding. The Company's operations outside the United States are conducted principally in Japan ($2.4 billion of net finance receivables) but include operations in other countries including the United Kingdom, Canada, Puerto Rico, Bermuda, Netherlands and Mexico.

     The Company has geographically dispersed finance receivables. At December 31, 1996, approximately 92% of the Company's total receivables were dispersed across the United States and the remaining 8% were in foreign countries. Of the total receivables, 11% were in California, 6% in Florida, 6% in Texas, 5% in Japan, 4% in Georgia, 4% in Pennsylvania, 4% in North Carolina, 4% in Illinois, 4% in New York and 4% in Ohio; no other individual state or foreign country had more than 4%.

     The Company divides its diverse activities into consumer finance and commercial finance. The Company's consumer finance operations consist of a variety of specialized consumer financing products and services, including home equity lending, personal lending, retail sales finance and credit card receivables. The credit card receivables were originated principally by a subsidiary, Associates National Bank (Delaware) ("ANB"). The Company's commercial finance operations primarily provide retail financing, leasing and wholesale financing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial equipment, manufactured housing and auto fleet leasing and other commercial products and services. Although financial and statistical information relating to manufactured housing financing presented herein is included with the consumer finance information, the Company manages its manufactured housing financing as part of its commercial finance operations. Accordingly, the manufactured housing financing operations are described under "-- Commercial Finance" below.

     As part of its consumer finance and commercial finance activities, the Company makes available to its customers credit-related and other insurance products. See NOTE 17 to the consolidated financial statements for financial information by business segment.

     At December 31, 1996, First Capital had approximately 2,150 offices worldwide and employed approximately 18,980 persons. Corporate headquarters are located in Irving, Texas.

     Certain prior year ratios presented herein have been restated to conform to current year methodology.

CONSUMER FINANCE

  GENERAL

     The Company's consumer finance business consists of a variety of consumer financing products and services and a credit card business. The Company distributes its consumer finance products through multiple delivery systems, which include (i) approximately 2,000 domestic and international consumer branch offices; (ii) a centralized lending operation, principally home equity loans sourced from third parties; and (iii) centralized credit card operations. Home equity loans account for the largest portion of the Company's consumer finance portfolio, and are distributed through domestic and international branch delivery systems and a domestic centralized lending operation. The Company also offers personal installment loans and purchases consumer retail sales finance contracts through its domestic and international branch delivery systems. In addition, the Company provides revolving credit financing through its domestic and international credit card businesses, which consists of issuing VISA(R) and MasterCard(R) bankcards and private label credit cards. The Company, through certain domestic and international subsidiaries and others, also makes available various credit-related and non-credit-related insurance products to its consumer finance customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. See "-- Related Insurance."

     The Company's consumer finance customers span a wide range of income levels, age groups and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners, purchasers of consumer durables (such as furniture, electronics and appliances) and college students. In extending credit, the Company considers, among other things, each customer's job stability, length of time at residence and, in many cases, home ownership.

     The following table shows net finance receivables outstanding attributable to the various types of consumer financing products (in millions):

                  CONSUMER NET FINANCE RECEIVABLES OUTSTANDING

                                                                      AT DECEMBER 31
                                            -------------------------------------------------------------------
                                               1996          1995          1994          1993          1992
                                            -----------   -----------   -----------   -----------   -----------
Home Equity Lending.......................   $16,696.0     $14,386.2     $12,349.9     $10,619.7     $ 9,630.1
Personal Lending/Sales Finance............     7,307.2       6,117.6       5,304.2       4,354.2       3,640.2
Credit Card...............................     5,673.4       4,818.6       3,915.5       3,104.8       2,614.6
Manufactured Housing(1)...................     1,240.3       2,034.1       1,669.2       1,290.2         983.9
Accruals and Other........................       486.1         218.8         389.0         543.5         543.9
                                             ---------     ---------     ---------     ---------     ---------
Total Consumer............................   $31,403.0     $27,575.3     $23,627.8     $19,912.4     $17,412.7
                                             =========     =========     =========     =========     =========

---------------

(1) Information concerning manufactured housing is set forth below under "-- Commercial Finance". The Company considers its manufactured housing activities to be a commercial business principally because the predominant portion of its financing receivables is obtained from its relationships with manufacturers and dealers, notwithstanding that the credit and related risks typically are those of the consumer purchaser of the housing. During 1996, the Company securitized and sold approximately $1.3 billion of manufactured housing finance receivables.

     During 1996, the finance charge yield (finance charge revenue divided by average net receivables) on all types of consumer net finance receivables averaged approximately 17% per annum. Variable rates were charged on 29% of the consumer net finance receivables outstanding at such date. State laws often establish maximum allowable finance charges for certain consumer loans; approximately 92% of the outstanding consumer net finance receivables were either not subject to such state maximums, or if subject, were not materially restricted by such as to the interest rates charged. See "-- Additional Information Regarding the Company -- Regulation".

  HOME EQUITY LENDING, PERSONAL LENDING AND RETAIL SALES FINANCE

     Overview. At December 31, 1996, home equity loans accounted for the largest share of the Company's consumer finance portfolio and were distributed through its domestic and international branch delivery systems and a domestic centralized lending operation. The Company offers personal installment loans and purchases retail sales finance contracts from retailers through its domestic and international branch delivery systems.

     Home Equity Lending. The Company's home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are primarily secured by single family residential properties. Such loans are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes. Relatively few of the Company's originations of home equity loans are mortgages used for the acquisition of homes.

     The following table shows certain information with respect to the Company's home equity lending receivables:

                              HOME EQUITY LENDING

                                                              AT DECEMBER 31
                                         --------------------------------------------------------
                                           1996        1995        1994        1993        1992
                                         ---------   ---------   ---------   ---------   --------
Net Receivables (in millions)..........  $16,696.0   $14,386.2   $12,349.9   $10,619.7   $9,630.1
Average Account Balance................  $  42,871   $  41,356   $  40,018   $  36,018   $ 34,179
Number of Accounts.....................    389,451     347,864     308,607     294,848    281,752

     The Company's home equity loans typically have maturities of up to 180 months. Approximately 26% of the Company's home equity loans are variable rate loans. While home equity loans may be secured by either first or second mortgages, at December 31, 1996, approximately 77% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Personal Lending. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles, as well as consumer durables and/or guarantees by third parties. Personal loans generally involve disbursements at the inception of the loan with installment payments leading to full amortization by maturity, which ranges up to 60 months. In general, personal loans are made for debt consolidation, home improvement, education, vacation, taxes and major purchases of appliances and other durable goods. The Company sources personal loan customers through solicitation of existing retail sales finance customers, direct mail, advertising and referrals.

     Retail Sales Finance. Retail sales finance contracts are generally for the purchase of items such as household electronic appliances, furniture and home improvements. The Company generally purchases retail finance sales contracts from retailers of such items. These activities provide an important source of new loan customers, since, following the purchase of a retail sales finance contract, the Company has a direct relationship with the borrower. The newly-established relationship often leads to other types of financing for the customer based on the individual's credit needs. As with personal loans, the terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months.

     Statistical information for average personal loan and average retail sales finance contract receivables is generally similar. For example, at December 31, 1996, the average balance of the Company's outstanding personal loans was $2,543, and the average balance of the Company's outstanding retail sales finance contracts was $1,829.

     The following table shows certain information with respect to the Company's aggregate personal lending and retail sales finance contract receivables:

                     PERSONAL LENDING/RETAIL SALES FINANCE

                                                            AT DECEMBER 31
                                    --------------------------------------------------------------
                                       1996         1995         1994         1993         1992
                                    ----------   ----------   ----------   ----------   ----------
Net Receivables (in millions).....  $  7,307.2   $  6,117.6   $  5,304.2   $  4,354.2   $  3,640.2
Average Account Balance...........  $    2,257   $    2,213   $    2,183   $    2,111   $    2,031
Number of Accounts................   3,236,903    2,764,050    2,429,281    2,062,200    1,792,328

     Delivery of Home Equity Loans, Personal Loans and Retail Sales Financing. The Company provides its home equity and personal loans and retail sales financing through both domestic and international branch delivery systems and through a centralized lending operation, which are further described as follows:

     Domestic Branch System. At December 31, 1996, the Company's consumer finance domestic branch system consisted of 1,475 geographically dispersed locations in the United States. These locations operate under four different nameplates -- Associates Financial Services, TranSouth Financial, First Family Financial Services and Kentucky Finance. The Company retained the latter three nameplates following their acquisitions by the Company in order to retain name recognition and awareness, customer relationships and market niches.

     International Branch System. At December 31, 1996, the Company's international consumer finance branch system consisted of 488 locations. The Company operates its international consumer finance business principally in Japan, but also has operations in the United Kingdom, Puerto Rico, Canada and Mexico. The Company's international branches employ similar operational disciplines as the domestic branches. Set forth below is a description of the Company's international consumer finance branch system at December 31, 1996.

     - Japan. The Company operated 355 branches in Japan through its wholly-owned subsidiary, AIC. AIC provides home equity and personal loans and purchases retail sales finance contracts from retailers. In addition, AIC recently introduced credit cards to its portfolio of products. AIC had $2.4 billion of consumer net finance receivables and employed approximately 1,600 individuals. At or for the year ended December 31, 1996, AIC's home equity loans totaled $1.1 billion and had average original maturities of 159 months, average account balance of $59,293 and average finance charge yield of 19.42%. At or for the year ended December 31, 1996, personal loans and retail sales finance contracts totaled $1.3 billion and had average original terms of 35 months, average account balance of $3,505 and average finance charge yield of 34.89%. AIC has been operating in Japan since 1978. At present, AIC operates in every prefecture in Japan.

     - United Kingdom. The Company had 66 consumer branches, with 196,434 accounts and $512.2 million of consumer net finance receivables. The operation offers to consumers home equity and personal loans and purchases consumer retail sales finance contracts from retailers.

     - Other Consumer International Operations. The Company had 39 branches in Puerto Rico, which make personal and home equity loans and purchase retail sales finance contracts from retailers. The Company had 10 branches in Mexico, which make personal loans. In Canada, the Company had 18 branches where the Company purchases retail sales finance contracts from retailers and makes personal and home equity loans.

     Centralized Lending. The Company's centralized home equity lending operation, conducted through Ford Consumer Finance Company ("FCFC"), a subsidiary of Associates, extends both closed-end loans and lines of credit to customers. A majority of the home equity loans at December 31, 1996 in the Company's centralized home equity lending operation were originated through financial institutions and mortgage brokers. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The remainder of the home equity loans in the centralized lending operation at December 31, 1996 were originated as a result of existing customer relationships, direct mail and telemarketing efforts or customer referrals. The Company's centralized lending operation covers most of the United States through three regional service centers and 49 district sales offices located in 27 states.

  CREDIT CARDS

     The Company's credit card business is originated principally by ANB and, to a lesser extent, the Company's international credit card businesses. ANB's credit card receivables consist primarily of VISA(R) and MasterCard(R) bankcards and private label credit cards to consumers directly to the public and through co-marketing programs. ANB issues its credit cards across a wide spectrum with interest rates based on customer credit profiles. The private label credit card business has principally consisted of a customized private label revolving charge program for customers of Amoco Oil Company ("Amoco"), who utilize the cards to purchase gasoline and other automotive products at Amoco gasoline stations nationwide.

     The Company has begun to offer bankcards to its customers in Japan and the United Kingdom. In Japan, the Company is offering a MasterCard(R) bankcard, which is directed primarily to existing customers of its consumer branch system. In the United Kingdom, the Company acquired a retail credit card portfolio in 1994 and converted the portfolio to the VISA(R) brand.

     The following table shows certain information regarding the Company's credit card receivables:

                                  CREDIT CARD

                                                              AT DECEMBER 31
                                         ---------------------------------------------------------
                                           1996        1995        1994        1993        1992
                                         ---------   ---------   ---------   ---------   ---------
Net Receivables (in millions)..........  $ 5,673.4   $ 4,818.6   $ 3,915.5   $ 3,104.8   $ 2,614.6
Average Account Balance(1).............  $     877   $     771   $     694   $   1,385   $   1,522
Number of Accounts.....................  6,470,054   6,246,089   5,638,265   2,241,292   1,717,376

---------------

(1) In 1994, ANB acquired Amoco's private label gasoline credit card program, which added 3.2 million accounts. These accounts generally carried smaller balances than ANB's bankcard accounts, which had the effect of decreasing the average balance for the Company's credit card receivables in 1994, 1995 and 1996.

     The Company's revenues from its credit card business are derived from finance charges on revolving accounts, the interchange fees derived from merchant discounts, annual membership and other account fees and fees earned from the sale of insurance and other fee-based products. The Company's credit card receivables typically bear variable interest rates.

COMMERCIAL FINANCE

  GENERAL

     The Company's commercial finance business provides a variety of retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers, construction and material handling equipment and other industrial equipment. The Company also engages in a number of other commercial activities, including auto fleet leasing and management, recreational vehicle financing, Small Business Administration lending, employee relocation services and emergency roadside assistance and auto club services. The Company, through certain subsidiaries and others, also makes available various credit-related and non-credit-related insurance products to its commercial finance customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance; the Company has recently also started offering commercial auto liability insurance in certain states. See "-- Related Insurance".

     The Company provides truck and truck trailer financing and leasing services from 41 branch offices in the United States and Canada. The Company provides equipment financing and leasing services from 25 branch offices in the United States, Mexico and the United Kingdom and, in the case of material handling and certain other equipment, utilizes two centralized lending and service operations. Fee-based services are provided from centralized locations. The Company provides manufactured housing financing through five regional offices and

16 sales purchase offices. The Company markets its insurance products to its commercial finance customers through the same delivery systems used to market its commercial finance products.

     The following table shows net finance receivables outstanding attributable to the various types of commercial financing products (in millions):

                 COMMERCIAL NET FINANCE RECEIVABLES OUTSTANDING

                                                                  AT DECEMBER 31
                                              -------------------------------------------------------
                                                1996        1995        1994        1993       1992
                                              ---------   ---------   ---------   --------   --------
Truck and Truck Trailer.....................  $ 8,486.9   $ 7,648.4   $ 6,681.5   $5,540.0   $4,350.7
Equipment...................................    4,528.4     3,827.2     2,987.4    2,464.5    2,290.6
Auto Fleet Leasing and Other(1).............    1,658.4       416.3       336.5      345.3      324.7
Accruals and Other..........................      436.2       235.3        52.5       32.5       (7.7)
                                              ---------   ---------   ---------   --------   --------
Total Commercial............................  $15,109.9   $12,127.2   $10,057.9   $8,382.3   $6,958.3
                                              =========   =========   =========   ========   ========
Manufactured Housing(2).....................  $ 1,240.3   $ 2,034.1   $ 1,669.2   $1,290.2   $  983.9
                                              =========   =========   =========   ========   ========

---------------

(1) Includes auto fleet leasing, recreational vehicle financing, Small Business Administration lending and fee-based businesses.

(2) Except as otherwise indicated, the dollar amount of manufactured housing receivables is included in the dollar amount of total consumer net finance receivables throughout this document, because the credit and related risks of the manufactured housing business are similar to those of the Company's consumer finance business. Manufactured housing receivables are included with consumer net finance receivables in determining the percentage of total net finance receivables which are consumer net finance receivables. However, manufactured housing operations are described below under "-- Commercial Finance -- Manufactured Housing" as part of the Company's commercial activities because the marketing and management of manufactured housing finance products are more closely related to commercial finance products. During 1996, the Company securitized and sold approximately $1.3 billion of manufactured housing finance receivables.

     At December 31, 1996, the interest rates charged on approximately 20% of the commercial net finance receivables were variable rates. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. See "-- Regulation". At December 31, 1996, the finance charge yield on all types of commercial finance receivables averaged approximately 10% per annum, and original maturities of such receivables averaged 51 months.

     Except for lease or rental transactions in which the Company owns the equipment, liens on the equipment financed secure the receivables. In certain instances, the dealer and/or manufacturer provides some form of loss protection to the Company.

  TRUCK AND TRUCK TRAILER FINANCING AND LEASING

     The Company believes that it is a leading independent source of financing and leasing for heavy-duty trucks and truck trailers in the United States. The Company provides retail financing and leasing for purchasers and users of medium-duty through heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies. The Company's customers are principally located in the United States and, to a lesser extent, in Canada and other countries.

     The following table shows certain information regarding the Company's truck and truck trailer financing and leasing receivables:

                            TRUCK AND TRUCK TRAILER

                                                             AT DECEMBER 31
                                       ----------------------------------------------------------
                                          1996         1995         1994        1993       1992
                                       ----------   ----------   ----------   --------   --------
Net Receivables (in millions)........  $  8,486.9   $  7,648.4   $  6,681.5   $5,540.0   $4,350.7
Retail and Leasing Receivables
  Average account balance............  $   38,749   $   37,127   $   36,147   $ 32,544   $ 29,166
  Number of accounts.................     197,070      177,789      164,076    152,638    138,210
Wholesale Receivables
  Average balance per dealer.........  $1,080,903   $1,427,384   $1,055,696   $822,557   $556,000

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

  EQUIPMENT FINANCING AND LEASING

     The Company believes that it is a leading independent source of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf cars in the United States. The Company offers wholesale and rental fleet financing to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing to end-users of equipment in niche markets.

     The following table shows certain information regarding the Company's equipment financing and leasing receivables:

                                   EQUIPMENT

                                                              AT DECEMBER 31
                                           ----------------------------------------------------
                                             1996       1995       1994       1993       1992
                                           --------   --------   --------   --------   --------
Net Receivables (in millions)............  $4,528.4   $3,827.2   $2,987.4   $2,464.5   $2,290.6
Retail and Leasing Receivables
  Average account balance................  $ 23,482   $ 24,424   $ 20,979   $ 18,167   $ 16,506
  Number of accounts.....................   164,248    129,276    116,019    112,584    112,756
Wholesale Receivables
  Average balance per dealer.............  $596,377   $674,522   $580,588   $449,411   $535,536

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

  MANUFACTURED HOUSING

     The Company believes that it is the third largest provider of financing to dealers and purchasers of manufactured housing in the United States. The Company purchases manufactured housing retail installment contracts originated by retail dealers, originates and services direct loans to purchasers, and provides wholesale financing to approved manufactured housing dealers. The Company also offers commercial business loans to selected dealers to provide capital to build new retail sales centers, update existing facilities or expand into community park sales.

     The following table sets forth certain information regarding the Company's manufactured housing receivables:

                              MANUFACTURED HOUSING

                                                                 AT DECEMBER 31
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
Net Receivables (in millions)(1)............  $1,240.3   $2,034.1   $1,669.2   $1,290.2   $  983.9
Retail Receivables
  Average account balance...................  $ 25,548   $ 23,990   $ 22,134   $ 20,306   $ 19,045
  Number of accounts(1).....................    30,234     66,762     60,052     51,339     42,656
Wholesale Receivables
  Average balance per dealer................  $477,157   $443,135   $354,906   $312,753   $283,471

---------------

(1) During 1996, the Company securitized and sold approximately $1.3 billion of manufactured housing finance receivables.

     Retail finance products provided by the Company include (i) the purchase of a retail installment contract or a direct loan for the purchase of a manufactured home only; (ii) a retail installment contract or loan on a manufactured home and added amenities such as furnishings, air conditioning, skirting, appliances and patios; and (iii) loans covering both a manufactured home and the related real estate. Additionally, the Company purchases retail loans from captive finance companies of manufacturers which normally carry some form of loss protection. Retail financing products are generally secured by a lien on the home and have varying maturities, down payments and interest rates. Original loan terms range up to 25 years. Rates offered include fixed, variable and graduated rate programs.

     The Company also provides revolving lines of credit to approved manufactured housing dealers in connection with their inventory purchases of manufactured homes from pre-approved manufacturers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

     At December 31, 1996, the Company managed and serviced a securitized portfolio of approximately $1.3 billion of manufactured housing finance receivables.

  AUTO FLEET LEASING AND OTHER COMMERCIAL ACTIVITIES

     Auto Fleet Leasing. The Company believes it is a leading provider of auto fleet leasing and management services for corporations and municipalities in the United States that generally have auto and light truck fleets of 100 or more vehicles. At December 31, 1996, the Company had $1.1 billion in auto fleet leasing receivables outstanding. This has substantially increased from prior periods principally due to the July 1996 acquisition of certain auto leasing assets of USL Capital, an affiliate and Ford subsidiary. This acquisition is further described in NOTE 3 to the consolidated financial statements.

     The Company's other commercial activities principally include the following products and services:

     Recreational Vehicle Financing. The Company provides retail financing for purchases of recreational vehicles as well as wholesale financing to dealers in recreational vehicles. The Company entered this business through its May 1996 acquisition of Fleetwood Credit Corp., the former financing subsidiary of Fleetwood Enterprises, Inc. At December 31, 1996, the Company had $490.5 million of outstanding recreational vehicle finance receivables and managed a securitized portfolio of $825.1 million of recreational vehicle finance receivables.

     Small Business Administration Lending. The Company extends credit to individuals and businesses that is partially guaranteed by the federal government under the Small Business Administration loan program.

     Employee Relocation Services. The Company provides corporations and certain agencies of the federal government with assistance in employee relocation, origination of mortgages and management and disposition of residential real estate.

     Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers, including Ford (the largest client of the Company's auto club).

RELATED INSURANCE

     The Company, through certain subsidiaries and others, makes available various credit and non-credit insurance products to its finance customers. Insurance products offered to the Company's consumer finance customers include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Insurance products offered to the Company's commercial finance customers include commercial auto and dealers' open lot physical damage, credit life, and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

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

     The following tables set forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                             YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------
                                                  1996      1995      1994      1993      1992
                                                 ------    ------    ------    ------    ------
Net Written Premium
  Credit life, accident and other related......  $282.2    $240.6    $242.4    $195.1    $148.3
  Physical damage..............................   186.2     180.3     168.7     138.9     107.7
  Other casualty and liability.................    75.9      69.6      54.5      35.7      36.1
                                                 ------    ------    ------    ------    ------
          Total................................  $544.3    $490.5    $465.6    $369.7    $292.1
                                                 ======    ======    ======    ======    ======
Premium Revenue(2)
  Credit life, accident and other related......  $183.8    $164.8    $148.1    $123.6    $107.4
  Physical damage..............................   155.1     148.5     136.7     116.9     107.0
  Other casualty and liability.................    63.2      57.3      44.2      30.4      35.7
                                                 ------    ------    ------    ------    ------
          Total................................  $402.1    $370.6    $329.0    $270.9    $250.1
                                                 ======    ======    ======    ======    ======
Investment Income..............................  $ 71.7    $ 68.5    $ 47.3    $ 41.4    $ 47.5
                                                 ======    ======    ======    ======    ======
Benefits Paid or Provided......................  $148.2    $142.5    $147.9    $118.9    $103.7
                                                 ======    ======    ======    ======    ======

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

ADDITIONAL INFORMATION REGARDING THE COMPANY

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

     The following table sets forth information as of the dates shown regarding net credit losses, allowance for losses and contractual delinquency. This information should be read in conjunction with the discussion of the Company's financial condition under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     NET CREDIT LOSSES, ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES AND
                        60+DAYS CONTRACTUAL DELINQUENCY

                                                         YEAR ENDED OR AT DECEMBER 31
                                               ------------------------------------------------
                                                 1996       1995      1994      1993      1992
                                               --------    ------    ------    ------    ------
Net Credit Losses
  Amount (in millions).......................  $  885.3    $624.2    $508.6    $441.2    $470.5
  As a Percentage of Average Net Receivables
     Consumer................................      2.80%     2.35%     2.30%     2.24%     2.62%
     Commercial..............................      0.33      0.19      0.09      0.29      0.63
          Total..............................      2.03%     1.70%     1.64%     1.68%     2.04%
Allowance for Losses to Net Finance
  Receivables................................      3.36%     3.20%     3.15%     3.15%     3.14%
60+Days Contractual Delinquency
  Amount (in millions).......................  $1,107.2    $755.4    $510.3    $454.6    $506.2
  As a Percentage of Finance Receivables
     Consumer................................      2.77%     2.19%     1.80%     1.81%     2.25%
     Commercial..............................      1.05      0.64      0.28      0.52      0.82
          Total..............................      2.20%     1.71%     1.35%     1.43%     1.85%

     The Company's ten largest accounts at December 31, 1996 (all of which were current at December 31, 1996) represented 0.9% of the Company's total gross finance receivables outstanding. All ten of such accounts are commercial finance accounts and are secured.

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

     Consumer Finance. Traditional competitors in the consumer finance business include captive and independent finance companies, commercial banks and thrift institutions, credit unions, industrial banks, credit card issuers, leasing companies, manufacturers and vendors. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Additionally, substantial national financial services networks have been formed by insurance companies and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that compete with the Company are able to offer financial services on very competitive terms.

     Competition varies across products offered. While there is considerable competition in the home equity loan market, the market is fragmented with no single competitor claiming more than a 10% market share. The Company, as a portfolio lender, maintains considerable product and delivery flexibility, which the Company believes is a competitive advantage.

     Competition in the credit card industry has been intense over the last several years. Large money-center banks have been seeking to expand their profitable credit card units through aggressive pricing and marketing.

In addition, many non-bank competitors specialize in certain growth strategies, such as partnership and database marketing. The Company addresses these competitive pressures by focusing on targeted segments of the consumer market, co-branding relationships and its private label credit card programs.

     Competitors of the Company's branch system are distinct from the competitors of the Company's centralized lending operation. In addition, competition varies a great deal across geographic regions.

     Commercial Finance. In its commercial finance business, the Company competes with captive and independent finance companies, commercial banks, thrift and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others who extend or arrange credit for the acquisition of truck and truck trailers and equipment.

     The Company believes, based on its experience in the industry, that the primary competitive factors in the commercial finance and leasing business are price, product quality, risk management, new account marketing and retention of customers through emphasis on superior customer service. In addition, the Company believes that innovation is necessary to compete in the industry, including enhanced customer service, specialization in certain types of equipment, exploitation of alternative channels of distribution and, in certain lines of business, optimization of tax treatment between owner and user. Purchasers of equipment financed by the Company generally seek transactions that are simple, flexible and customer responsive.

     Insurance. Competitors in the insurance business include national, regional and local insurance companies, as well as self-insurance programs and captive insurers. Competition in the insurance business is based upon price, product design and service levels rendered to producers and policyholders. The insurance business is extremely competitive, in both price and services, and no single insurer is dominant. The Company believes that its ability to market its insurance products through its consumer and commercial distribution systems gives it a distinct competitive advantage over its competitors who do not have such ability.

  REGULATION

     The Company's operations are subject to extensive state and Federal regulations including, but not limited to, the following Federal statutes and regulations: the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Real Estate Settlement Procedures Act, as amended (the "RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on the future business, financial condition or prospects of the Company.

     Consumer Finance. The Company's consumer finance business, including its credit card business, is subject to detailed supervision by Federal and state authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states have usury laws which limit interest rates. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

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

     ANB is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency ("OCC"). ANB's charter limits its activities to credit card operations. In addition, ANB is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation, a Utah industrial loan company ("Associates Investment"), is regulated by the FDIC and the Utah Department of Financial Institutions. ANB and Associates Investment are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations. In addition, both ANB and Associates Investment are subject to the provisions of the Community Reinvestment Act.

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

     Foreign Regulation. The Company is subject to regulation in those countries in which the Company has operations and in most cases has been required to obtain central governmental approval before commencing business.

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by First Capital and its subsidiaries represent less than 1% of total assets at December 31, 1996 and are therefore not significant in relation to total assets. The branch finance operations are generally conducted on leased premises under short-term operating leases normally not exceeding five years. At December 31, 1996, the Company had approximately 2,150 offices worldwide. The Company owns its administrative headquarters in Irving, Texas consisting of approximately 550,000 square feet and currently has under construction an additional owned facility of approximately 400,000 square feet in size which is also located in Irving, Texas and will be used principally as a credit card processing center.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various lawsuits arising in the ordinary course of its business. The Company assesses appropriate responses to its lawsuits in light of a number of factors, including potential impact of the actions on the conduct of the Company's operations. While, in the opinion of management, the resolution of any of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that an adverse decision in one or more of such lawsuits will not have such a material adverse effect. The outcome of various individual lawsuits, however, may affect the manner in which the Company conducts its business.

     The Company and certain of its subsidiaries are defendants in a relatively higher concentration of lawsuits in the State of Alabama than in the remainder of the United States. Management believes that the aggregate number of lawsuits instituted in Alabama represents additional exposure to the Company because of the recent history of juries in Alabama awarding significant damages, both compensatory and punitive, in civil cases. At December 31, 1996, there were approximately 100 actions pending against the Company in Alabama.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not required.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Class A Common Stock of the Company presently is listed on the New York Stock Exchange. The high and low sales prices for the Class A Common Stock and the dividends paid per share of the Class A Common Stock for each full quarterly period from May 8, 1996, the date the Class A Common Stock began trading on the New York Stock Exchange, were as follows:

                                                    1996 CLASS A COMMON STOCK PRICE PER SHARE*
                                        ------------------------------------------------------------------
                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
High..................................       N/A           39 1/8            41 5/8            48 1/2
                                                              ---              ----              ----
Low...................................       N/A           33 1/8            34 3/4            40 3/4
                                                              ---              ----              ----
Dividends per share of Class A Common
  Stock and Class B Common Stock......        --               --              $.10              $.10

---------------

* Prices reflect New York Stock Exchange Composite Transactions. Initial public offering price was $29.00 per share.

     As of March 21, 1997, stockholders of record of the Company included 1,600 holders of the Class A Common Stock and one holder of the Class B Common Stock.

     The Company relies primarily on dividends and other intercompany transfers of funds from its subsidiaries for the payment of dividends to stockholders. The terms of the agreements governing certain outstanding indebtedness of Associates currently contain certain limitations on the payment of dividends and certain other transfers of funds to the Company. The principal restriction, which is contained in a certain issue of debt having a stated maturity of March 15, 1999, generally limits payments of dividends on Associates common stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. In addition, the Company's banking subsidiaries, ANB and Associates Investment, and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively, and the repatriation of funds from the Company's foreign subsidiaries may be subject to withholding taxes or other restrictions.

     In connection with the reclassification of the Company's existing common stock in connection with the Offering and Ford's contribution of Associates International Group to the Company in May 1996, the Company issued 255,881,180 shares of its Class B Common Stock, par value $0.01 per share, to Ford FSG, Inc. and 23,603,669 shares of its Class A Common Stock, par value $0.01 per share to Ford Motor Company, respectively. Upon completion of the Offering under the terms of the Company's Long-Term Equity Compensation Plan, the Company issued 169,630 shares of Class A Common Stock, par value $0.01 per share, to approximately 20 employees of the Company. The Company awarded these shares to such individuals contingent on their continued employment with the Company and such shares vest on the fifth anniversary of the date of issuance. The Company believes the issuance of the above shares of common stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under the provisions of Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1996. The information should be read in conjunction with Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions):

                                                                          YEAR ENDED OR AT DECEMBER 31
                                                              -----------------------------------------------------
                                                                1996        1995       1994       1993       1992
                                                              ---------   --------   --------   --------   --------
Results of Operations
  Total revenue.............................................  $ 7,098.2   $6,107.2   $4,925.8   $4,114.8   $3,696.2
  Finance charge revenue....................................    6,481.0    5,560.8    4,445.2    3,709.7    3,330.7
  Interest expense..........................................    2,456.0    2,177.9    1,657.3    1,421.7    1,352.1
  Net interest margin.......................................    4,025.0    3,382.9    2,787.9    2,288.0    1,978.6
  Operating expenses........................................    2,002.9    1,754.7    1,456.1    1,216.8    1,007.2
  Provision for losses......................................    1,086.5      834.0      647.1      536.1      568.6
  Insurance benefits paid...................................      148.2      142.5      147.9      118.9      103.7
  Earnings before provision for income taxes and cumulative
    effect of changes in accounting principles..............    1,404.6    1,198.1    1,017.4      821.3      664.6
  Provision for income taxes................................      547.6      475.0      414.1      327.3      254.5
  Net earnings..............................................      857.0      723.1      603.3      494.0      410.1
  Earnings per share(1)(2)..................................       2.47       2.09
Balance Sheet Data
  Finance receivables, net of unearned finance income:
    Consumer................................................  $31,403.0   $27,575.3  $23,627.8  $19,912.4  $17,412.7
    Commercial..............................................   15,109.9   12,127.2   10,057.9    8,382.3    6,958.3
                                                              ---------   --------   --------   --------   --------
        Total...............................................   46,512.9   39,702.5   33,685.7   28,294.7   24,371.0
                                                              =========   ========   ========   ========   ========
  Allowance for losses......................................   (1,563.1)  (1,268.6)  (1,061.6)    (892.3)    (764.7)
  Total assets..............................................   48,268.4   41,303.9   35,283.5   30,039.6   25,996.3
  Short-term debt (notes payable)...........................   17,075.2   13,747.3   12,431.9   10,385.9    9,086.4
  Long-term debt(3).........................................   24,029.5   21,372.6   17,306.2   14,826.8   12,846.5
  Stockholders' equity......................................    5,437.5    4,801.1    4,436.8    3,774.3    3,231.1
  Stockholders' equity per share(1)(2)......................      15.69      13.85
Selected Data and Ratios
  Net interest margin as a percentage of average net finance
    receivables(4)..........................................       9.24%      9.22%      9.00%      8.69%      8.59%
  Earnings to fixed charges.................................       1.57x      1.55x      1.61x      1.57x      1.49x
  Total debt to equity......................................        7.5:1      7.2:1      6.6:1      6.6:1      6.7:1
  Total debt to tangible equity.............................        9.8:1      9.9:1      9.6:1     10.1:1     11.1:1
  Return on average assets(4)...............................       1.89%      1.89%      1.85%      1.76%      1.66%
  Return on average equity(4)...............................      18.31      15.66      14.70      14.10      13.04
  Return on average tangible equity(4)......................      24.98      21.90      21.71      22.31      22.15
  60+days contractual delinquency...........................       2.20       1.71       1.35       1.43       1.85
  Net credit losses to average net finance receivables......       2.03       1.70       1.64       1.68       2.04
  Allowance for losses to net finance receivables...........       3.36       3.20       3.15       3.15       3.14
  Allowance for losses to net credit losses.................       1.77x      2.03x      2.09x      2.02x      1.63x
  Number of employees.......................................     18,984     16,647     15,318     13,933     12,430
  Number of consumer and commercial branch offices
    Domestic................................................      1,634      1,543      1,472      1,378      1,133
    International...........................................        499        404        329        278        256
                                                              ---------   --------   --------   --------   --------
        Total...............................................      2,133      1,947      1,801      1,656      1,389
                                                              =========   ========   ========   ========   ========

---------------

(1) Based on 346.7 million shares outstanding.

(2) Due to the change in the Company's capital structure as a result of the Offering, historical share and per share data will not be comparable to, or meaningful in the context of, future periods.

(3) Includes current portion of long-term debt.

(4) During the first quarter of 1996, the Company paid a dividend to FFSG totaling $1.85 billion of which $1.75 billion was in the form of an intercompany interest bearing note. The Company repaid the $1.75 billion intercompany note with FFSG during the second quarter of 1996 and received $1.85 billion as a result of the Offering. Excluding the impact of these transactions, the Company's net interest margin, return on average assets, on average equity and on average tangible equity for the year ended December 31, 1996 would have been 9.29%, 1.93%, 17.15% and 21.01%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is in the consumer and commercial finance business, providing finance, leasing and related insurance products as well as other services. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is the Company's finance charge revenue less interest expense ("net interest margin").

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

RESULTS OF OPERATIONS

  SUMMARY OF RESULTS OF OPERATIONS

     The following table summarizes the Company's net earnings and related data (dollars in millions):

                         NET EARNINGS AND RELATED DATA

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Net Earnings.............................................  $857.0    $723.1    $603.3
Change in Net Earnings
  Amount.................................................  $133.9    $119.8    $109.3
  Percent................................................    18.5%     19.9%     22.1%
Return
  On average assets......................................    1.89%     1.89%     1.85%
  On average equity......................................   18.31%    15.66%    14.70%

     The Company derived approximately 15.0% of its net earnings in 1996 from its foreign subsidiaries, principally Japan; See NOTE 17 to the Company's consolidated financial statements. Management believes that the overall business factors and trends affecting the profitability of the foreign subsidiaries were substantially the same as those affecting the profitability of its analogous businesses in the United States. However, because such net earnings are denominated in foreign currencies, the value of such results as included in the consolidated U.S. dollar denominated results, is influenced by the change in foreign exchange rates, principally the Japanese yen. The impact of foreign currency translation is further described below under "-- Liquidity/Capital Resources".

     The principal factors which influenced the changes in the Company's net earnings in each period are finance charge revenue and interest expense, operating expenses and provision for loan losses, all of which are described below.

  FINANCE CHARGE REVENUE AND INTEREST EXPENSE

     The Company's net interest margin was as follows (dollars in millions):

                              NET INTEREST MARGIN

                                                     YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------
                                        1996                  1995                  1994
                                 ------------------    ------------------    ------------------
                                            PERCENT               PERCENT               PERCENT
                                  AMOUNT      (1)       AMOUNT      (1)       AMOUNT      (1)
                                 --------   -------    --------   -------    --------   -------
Finance Charge Revenue........   $6,481.0    14.88%    $5,560.8    15.15%    $4,445.2    14.34%
Interest Expense..............    2,456.0     6.32      2,177.9     6.72      1,657.3     6.03
                                 --------              --------              --------
Net Interest Margin...........   $4,025.0     9.29%    $3,382.9     9.22%    $2,787.9     9.00%
                                 ========              ========              ========

---------------

(1) Finance charge revenue and net interest margin are expressed as a percent of average net finance receivables outstanding for the indicated period; interest expense is expressed as a percent of average debt outstanding for the indicated period. The 1996 net interest margin excludes 0.05% non-recurring interest costs related to the 1996 public offering of the Company's Class A Common Stock.

     Finance charge revenue increased on a dollar basis in each of the years in both the Company's domestic and international operations. The increase in each year principally resulted from growth in net finance receivables, which caused a corresponding increase in the average net finance receivables outstanding ("ANR"). A decrease in the finance charge yield (finance charge revenue divided by ANR) in 1996 partially offset some of the increase in finance charge revenue caused by growth; correspondingly, an increase in the finance charge yield in 1995 and 1994 contributed to the overall increase in finance charge revenue for those years. The components of the change in finance charge revenue attributable to growth in receivables and changes in the finance charge yield are set forth in the following table (in millions):

                COMPONENTS OF CHANGES IN FINANCE CHARGE REVENUE

                                                            YEAR ENDED DECEMBER 31
                                                        ------------------------------
                                                          1996        1995       1994
                                                        --------    --------    ------
Change Due to:
  Growth in receivables..............................   $1,020.9    $  864.4    $668.0
  Finance charge yield...............................     (100.7)      251.2      67.5
                                                        --------    --------    ------
          Total......................................   $  920.2    $1,115.6    $735.5
                                                        ========    ========    ======

     The finance charge yields to ANR for each of the Company's business segments were as follows:

                          FINANCE CHARGE YIELDS TO ANR

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Consumer Segment...........................................   17.24%   17.48%   16.85%
Commercial Segment.........................................   10.15    10.11     9.67
  Total Company............................................   14.88%   15.15%   14.34%

     The principal factors which influence the trend of finance charge yields are (i) the interest rate environment; (ii) the level of business competition; and (iii) the varying composition of the finance receivable portfolios (i.e., "product mix"). Historically, the consumer segment composite finance charge yield has been principally influenced by shifts in product mix between higher yielding unsecured finance products and lower yielding secured finance products. Change in product mix was the principal cause of the movements in finance charge yield from 1994 to 1996. Additionally, in 1996, reductions in finance charge rates on new loans principally in the real estate and manufactured housing portfolios, both as a consequence of increased competition and generally lower market interest rates, contributed to the overall reduction in the consumer segment finance charge yield. The commercial segment composite finance charge yield is principally influenced by the level of business competition and the interest rate environment and not by the mix of secured and unsecured products, since substantially all commercial finance receivables are secured. In spite of increased competition from other commercial lenders and a generally lower market interest rate environment during the period 1994 through 1996, the commercial segment was able to increase its finance charge rates through disciplined initiatives designed specifically to increase pricing in substantially all of its portfolios.

     Total dollars of interest expense increased in each of the three years ended 1996. In each year the increase was principally due to higher average outstanding debt as a result of the Company's growth in net finance receivables. In 1996, the increase in expense as a result of growth was offset partially by a decline in the Company's average borrowing rate (interest expense divided by average outstanding debt). In 1995, the Company's average borrowing rate increased from the prior year and contributed to the increase in interest expense due to growth. In 1994, the Company's average borrowing rate was the same as the previous year and therefore had no effect on the increase in interest expense. Changes in the Company's average borrowing rate in each of the years was principally caused by changes in market interest rates which varied over the corresponding periods. Total interest expense and average short- and long-term borrowing rates were as follows (dollars in millions):

                  INTEREST EXPENSE AND AVERAGE BORROWING RATES

                                              YEAR ENDED OR AT DECEMBER 31
                           ------------------------------------------------------------------
                                   1996                   1995                   1994
                           --------------------   --------------------   --------------------
                                       AVERAGE                AVERAGE                AVERAGE
                           INTEREST   BORROWING   INTEREST   BORROWING   INTEREST   BORROWING
                           EXPENSE      RATE      EXPENSE      RATE      EXPENSE      RATE
                           --------   ---------   --------   ---------   --------   ---------
Short-term Debt..........        --     5.53%           --     5.98%           --     4.35%
Long-term Debt(1)........        --     6.89            --     7.21            --     7.23
          Total..........  $2,456.0     6.32%     $2,177.9     6.72%     $1,657.3     6.03%
                           ========               ========               ========

---------------

(1) Includes the current portion of long-term debt.

     The short-term interest expense and average borrowing rate for short-term debt relates principally to commercial paper issued by the Company, and to a lesser extent, bank loans. Such borrowings typically are for a duration of 270 days or less. In contrast, the long-term interest expense and average borrowing rate for long-term debt relate principally to debt issued by the Company with a typical duration in the range of 3-7 years. The changes in short- and long-term average borrowing rates from 1994 to 1996 are principally due to changes in market interest rates for debt of a comparable term and credit quality. Short-term interest rates generally increased during 1995 and 1994 and decreased during 1996; long-term interest rates generally decreased over the three-year period. Additionally, the Company's average long-term borrowing rate was reduced in all years, in part, by refinancing maturing debt at lower prevailing market rates.

     For purposes of measuring business segment profitability, the Company generally allocates the interest expense incurred to the business segments based on ANR. Management believes that analysis of the principal components of change in interest expense is only meaningful on a total Company basis. The change in interest expense attributable to growth in average outstanding debt and changes in average borrowing rates are set forth in the following table (in millions):

                   COMPONENTS OF CHANGES IN INTEREST EXPENSE

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1996       1995      1994
                                                          -------    ------    ------
Change Due to:
  Growth in debt........................................  $ 407.7    $332.7    $235.3
  Borrowing rate........................................   (129.6)    187.9       0.3
                                                          -------    ------    ------
          Total.........................................  $ 278.1    $520.6    $235.6
                                                          =======    ======    ======

     As a result of the foregoing changes in finance charge revenue and interest expense, the Company's net interest margin measured in dollars and as a percentage of ANR increased in each of the three years ended

December 31, 1996, 1995 and 1994, respectively. The increase as measured in dollars was principally due to growth in net finance receivables. The increase as measured as a percent of ANR was principally due to reduced borrowing costs.

  INSURANCE PREMIUM REVENUE

     Insurance premium revenue was $402.1 million, $370.6 million and $329.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Insurance premium revenue, which is earned over the coverage term, increased $31.5 million (8.5%) in 1996, $41.6 million (12.6%) in 1995, and $58.1 million
(21.5%) in 1994. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for customers of the consumer and commercial finance businesses. Therefore, insurance sales, and resulting revenue, are largely dependent on the business activities and volumes of the consumer and commercial finance businesses. The increase in insurance revenue in each of the years was caused principally by increased sales of insurance products associated with the increase in net finance receivables outstanding.

  INVESTMENT AND OTHER INCOME

     Investment and other income for the years ended December 31, 1996, 1995 and 1994 was $215.1 million, $175.8 million and $151.6 million, respectively. Investment income is derived from realized or unrealized returns on the Company's investments in equity securities and realized returns on investments in debt securities, both of which are principally owned by the Company's insurance operation. Other income is primarily derived from the Company's revenue recorded on the securitization of assets, related excess servicing income and revenue from fee-based services, such as employee relocation services and emergency roadside assistance and auto club services. The increase in 1996 from 1995 was principally due to revenue recorded on the securitization and servicing of approximately $2.1 billion of manufactured housing and recreational vehicle finance receivables, related excess servicing income and other revenue related to growth in fee-based businesses. The increase in the years 1995 and 1994 was principally due to increases in the Company's investments in debt and equity securities and related returns and, to a lesser extent, increases in other revenue related to the growth in fee-based businesses.

  OPERATING EXPENSES

     Operating expenses, which do not include interest expense, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                             YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------
                                                   1996               1995               1994
                                             ----------------   ----------------   ----------------
                                              AMOUNT    % ANR    AMOUNT    % ANR    AMOUNT    % ANR
                                             --------   -----   --------   -----   --------   -----
Salaries and Benefits......................  $  946.0   2.17%   $  807.7   2.20%   $  700.8    2.26%
Occupancy, Data Processing and Other.......   1,056.9   2.43       947.0   2.58       755.3    2.44
                                             --------   -----   --------   -----   --------   -----
     Total.................................  $2,002.9   4.60%   $1,754.7   4.78%   $1,456.1    4.70%
                                             ========   =====   ========   =====   ========   =====
  Efficiency Ratio.........................             44.57%             46.34%             46.66%
                                                        =====              =====              =====

     Total operating expenses on a dollar basis increased from 1994 to 1996, principally due to higher levels of business volume and outstanding receivables in each of the years. The increases in salaries and benefits in total dollars is primarily due to increases in the number of employees to support the higher business volume and outstanding receivables. As a percentage of ANR, total operating expenses decreased from 1995 to 1996. This decrease reflects continued reductions in the proportion of incremental expense required to support the higher business volumes and outstanding net receivables and results from improved operating efficiency. The Company's total operating efficiency, as measured by the ratio of total operating expenses to revenues net of interest expense and insurance benefits paid or provided (the "Efficiency Ratio") improved from 1994 to 1996.

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

     The balance of the allowance for losses was principally influenced by the provision for losses and by net credit loss experience. Additions to the allowance, principally due to growth in finance receivables, were charged to the provision for losses at the time the growth occurred. Losses were charged to the allowance as incurred and recoveries on losses previously charged to the allowance were credited to the allowance at the time the recovery was collected. The components of the changes in the allowance for losses were as follows (dollars in millions):

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1996         1995        1994
                                                      ---------    --------    --------
Balance at Beginning of Period......................  $ 1,268.6    $1,061.6    $  892.3
  Provision for losses..............................    1,086.5       834.0       647.1

  Recoveries on receivables charged off.............      147.2       132.9       118.2
  Losses sustained..................................   (1,032.5)     (757.1)     (626.8)
                                                      ---------    --------    --------
          Net credit loss experience................     (885.3)     (624.2)     (508.6)
                                                      ---------    --------    --------
  Reserves of acquired businesses and other.........       93.3        (2.8)       30.8
                                                      ---------    --------    --------
Balance at End of Period............................  $ 1,563.1    $1,268.6    $1,061.6
                                                      =========    ========    ========
Allowance for Losses to Net Finance Receivables.....       3.36%       3.20%       3.15%
Allowance for Losses to Net Credit Losses...........       1.77x       2.03x       2.09x

     The allowance for losses as a percent of net finance receivables (the "allowance ratio") increased in each of the three years, reflecting management's opinion that delinquency and net credit losses may increase. However, in spite of the increase in the allowance ratio, the loss coverage ratio (allowance for losses as a percent of net credit losses) decreased in 1996 and in 1995; the loss coverage ratio increased in 1994. The decrease in the loss coverage ratio in 1996 and 1995 principally resulted from losses growing at a faster rate than the allowance for losses. Notwithstanding the decrease in the loss coverage ratio in 1996, management believes the allowance for losses at December 31, 1996 is sufficient to provide adequate protection against losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1996 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     A principal component of the change in the balance of allowance for losses in each year was the provision for losses. The following table summarizes the components of the changes in the provision for losses (in millions):

               COMPONENTS OF CHANGES IN THE PROVISION FOR LOSSES

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Change Due to:
  Change in net loss experience..........................  $144.5    $ 22.1    $(10.8)
  Growth in receivables, change in reserves and other....   108.0     164.8     121.8
                                                           ------    ------    ------
          Total..........................................  $252.5    $186.9    $111.0
                                                           ======    ======    ======

     Net loss experience in 1996 increased 33 basis points to 2.03% of ANR from 1.70% of ANR in 1995. By comparison, net losses in 1995 increased 6 basis points from 1.64% in 1994. Net loss experience in 1994 was less than 1993. The increase in the year-over-year growth in net finance receivables was a principal cause of the increase in the provision for losses in each of the years. Additionally, in 1996 and 1995 the increase in the allowance ratio also contributed to the change in the provision for losses in those years.

     The Company experienced an increase in net credit losses across substantially all of its portfolios in 1996 and 1995 in contrast to its experience in 1994 during which net credit losses declined from the prior year. The Company's 60+days contractual delinquency and net credit losses for each of these years are set forth in the following table (dollars in millions):

                 CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                          YEAR ENDED OR AT DECEMBER 31
                                                          ----------------------------
                                                            1996       1995      1994
                                                          --------    ------    ------
60+Days Contractual Delinquency
  Consumer..............................................      2.77%     2.19%     1.80%
  Commercial............................................      1.05      0.64      0.28
          Total.........................................      2.20%     1.71%     1.35%
          Total dollars delinquent......................  $1,107.2    $755.4    $510.3
Net Credit Losses to ANR
  Consumer..............................................      2.80%     2.35%     2.30%
  Commercial............................................      0.33      0.19      0.09
          Total.........................................      2.03%     1.70%     1.64%
          Total dollars.................................  $  885.3    $624.2    $508.6

     Contractual delinquency and net credit losses generally improved, on a ratio basis, across all portfolios domestically and internationally from 1993, approaching historical lows in 1994, reflecting similar trends in overall economic conditions. These trends reversed across all portfolios in 1995, principally as a result of generally less favorable trends in economic conditions, including rising consumer debt levels and decreased manufacturing capacity utilization in areas of the commercial market served by the Company; this trend continued throughout 1996.

  INSURANCE BENEFITS PAID OR PROVIDED

     Insurance benefits paid or provided were $148.2 million in 1996, $142.5 million in 1995 and $147.9 million in 1994. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix. Benefits paid or provided increased in 1996 compared to 1995 primarily as a result of more insurance in force. For 1995, benefits paid or provided decreased when compared to 1994 primarily as a result of favorable loss experience.

  PROVISION FOR INCOME TAXES

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                              YEAR ENDED DECEMBER 31
                                           ------------------------------------------------------------
                                                  1996                 1995                 1994
                                           ------------------   ------------------   ------------------
                                                    EFFECTIVE            EFFECTIVE            EFFECTIVE
                                                       TAX                  TAX                  TAX
                                           AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                           ------   ---------   ------   ---------   ------   ---------
U.S. Statutory Rate......................  $491.6     35.0%     $419.4     35.0%     $356.1    35.0%
  State income taxes.....................    20.5      1.5        14.0      1.2        20.5      2.0
  Non-deductible goodwill................     7.1      0.5        10.9      0.9        11.7      1.2
  Foreign rates in excess of U.S. rate
     and other...........................    28.4      2.0        30.7      2.5        25.8      2.5
                                           ------     ----      ------     ----      ------     ----
Provision for Income Taxes...............  $547.6     39.0%     $475.0     39.6%     $414.1    40.7%
                                           ======     ====      ======     ====      ======     ====

     The provision for state income taxes and state effective tax rate decreased in 1995 principally due to a one-time benefit provided to the Company by Ford under its state tax-sharing agreement. Had the Company not received such benefit, the 1995 provision and resulting impact on the effective rate would have been substantially the same as that in 1994.

     A substantial portion of the Company's total goodwill is related to, and has been recorded by, its operation in Japan. The decrease in the amount of non-deductible goodwill and the related impact on the effective tax rate for each year principally results from changes in the Company's estimate of the amount of such goodwill that will ultimately be tax deductible in Japan.

     The Company provides for income taxes on its foreign earnings at the statutory tax rate in effect for the applicable country where such earnings arise. The principal foreign earnings of the Company arise from its operation in Japan, where the statutory tax rate is significantly higher than the U.S. statutory tax rate. The increase in the provision resulting from foreign rates in excess of the U.S. statutory rate and other, in years 1995 and 1994, were principally due to increases in Japanese earnings, on a percentage basis relative to total Company earnings, which are subject to a higher tax rate than the U.S. rate. While earnings of the Company's foreign subsidiaries also increased as a percentage of total Company earnings in 1996, the Company utilized certain foreign benefits which caused the amount of tax and rate attributable to such foreign operations to decrease from 1995.

  NET EARNINGS

     As a result of the foregoing, net earnings of the Company for the years ended December 31, 1996, 1995 and 1994 increased $133.9 million (18.5%), $119.8 million (19.9%) and $109.3 million (22.1%), respectively.

FINANCIAL CONDITION

  GROWTH IN NET FINANCE RECEIVABLES

     The Company experienced growth in its consumer and commercial finance receivable portfolios in 1996 and 1995 as follows (dollars in millions):

                       GROWTH IN NET FINANCE RECEIVABLES

                                                           AT DECEMBER 31
                                      ---------------------------------------------------------
                                                 1996                          1995
                                      ---------------------------   ---------------------------
                                                   INCREASE FROM                 INCREASE FROM
                                                    PRIOR YEAR                    PRIOR YEAR
                                                  ---------------               ---------------
                                       BALANCE     AMOUNT     %      BALANCE     AMOUNT     %
                                      ---------   --------   ----   ---------   --------   ----
Owned Receivables
  Consumer Finance..................  $31,403.0   $3,827.7   13.9%  $27,575.3   $3,947.5   16.7%
  Commercial Finance................   15,109.9    2,982.7   24.6    12,127.2    2,069.3   20.6
                                      ---------   --------          ---------   --------
          Total.....................  $46,512.9   $6,810.4   17.2%  $39,702.5   $6,016.8   17.9%
                                      =========   ========          =========   ========
Managed Receivables.................  $48,622.8   $8,920.3   22.5%  $39,702.5   $6,016.8   17.9%
                                      =========   ========          =========   ========

     Approximately 41% of the growth in managed net finance receivables during 1996 resulted from the acquisition of finance receivables and companies; acquisition growth in 1995 represented less than 10% of the total growth. A substantial portion of growth in both years was generated from internal sources principally through additional expansion of the Company's branch network system, increased penetration in its existing markets and entry into new markets and offering of new products. Additionally, in 1996 the Company acquired Fleetwood Credit Corporation which finances recreational vehicles and sells such receivables through securitized transactions. Further, in 1996, the Company securitized and sold a portion of its outstanding loans secured by manufactured homes. At December 31, 1996, the Company managed approximately $2.1 billion of securitized assets, all of which had been acquired or originated by the Company. While such securitized loans were not on the Company's balance sheet at December 31, 1996, management believes the amount securitized (shown as managed receivables in the above chart) meaningful to understanding the Company's earnings and growth performance during 1996. Securitized receivables were included in the computation of ANR through the date that such receivables were no longer carried on the Company's balance sheet.

  DEBT

     Total outstanding debt was $41.1 billion and $35.1 billion at December 31, 1996 and 1995, respectively. Such amounts of debt reflect net increases of $6.0 billion (17.0%) in 1996 and $5.4 billion (18.1%) in 1995. In both years, the increase was primarily a result of the growth in net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. At December 31, 1996 and 1995, short-term debt, including the current portion of long-term debt, as a percent of total debt was 51% and 48%, respectively. The current portion of long-term debt at December 31, 1996 and 1995 was $3.7 billion and $3.2 billion, respectively.

  STOCKHOLDERS' EQUITY

     Stockholders' equity increased to $5.4 billion in 1996 from $4.8 billion in 1995. In each year, the increase was principally as a result of the aforementioned increase in net earnings. The increases in 1996 and 1995 due to earnings were partially offset by unrealized foreign currency translation losses of $107.8 million and $41.7 million, respectively, which principally resulted from devaluations of the Japanese yen compared to the U.S. dollar which thereby reduced the U.S. dollar translated value of the Company's net investment in Japan. Stockholders' equity was also adjusted in 1996 and 1995 by unrealized (losses)/gains of ($12.8) million and $29.8 million, respectively, related to its insurance subsidiary's investments in marketable debt securities. During 1996, the Company paid cash dividends in the amount of $1,998.0 million of which $1,928.7 million was paid to Ford. Of the total cash dividends paid in 1996, $69.3 million represented dividends paid on its common stock outstanding after the Company's initial public offering. Also, as referenced in NOTE 3 to these consolidated financial statements, in 1996 the Company recorded an adjustment to equity in the amount of $31.4 million related to its acquisition of certain assets from a Ford affiliate. The adjustment represents the difference between the purchase price and historical value of the net assets acquired. In 1995 the Company paid cash dividends to Ford in the amount of $318.0 million and received capital contributions from Ford in the amount of $200.0 million.

LIQUIDITY/CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity in the U.S. and internationally to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short-term and long-term debt and cash provided from the Company's operations. Prior to the Company's initial public offering of its Class A Common Stock, Ford made periodic capital contributions to the Company. As a result of Ford's decreased ownership interests in the Company after the Offering, Ford may not be willing to make capital contributions to the Company in the future. In addition, because Ford may seek to maintain its beneficial ownership percentage of the Company, the Company may be constrained in its ability to raise equity capital in the future. Nevertheless, the Company believes that it has available sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that the Company is able to meet its obligations. The Company's U.S. operations are principally funded through domestic borrowings made by Associates and, to a lesser extent, borrowings made directly by the Company. The Company's foreign subsidiaries are principally financed through private debt borrowings made directly by each foreign entity in its transactional currency and, to a lesser extent, fully hedged intercompany borrowings.

     At December 31, 1996, the Company had short-term debt outstanding of $17.1 billion. Short-term debt principally consists of commercial paper issued by Associates and represents the Company's primary source of short-term liquidity. Commercial paper is issued with maturities ranging from 1 to 270 days. The average interest rate on short-term debt in 1996 and 1995 was 5.53% and 5.98%, respectively. The change in average rates was principally due to the overall changes in market rates during such years.

     At December 31, 1996, the Company had long-term debt outstanding of $24.0 billion. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private borrowings made by the Company's foreign subsidiaries. During the years ended 1996 and 1995, the Company raised debt aggregating $6.0 billion and $6.3 billion, respectively, through public and private offerings at weighted average effective interest rates and weighted average terms of 6.29% and 4.8 years and 6.59% and 5.7 years, respectively. The change in effective average interest rates was primarily caused by overall changes in market rates during such years. A portion of the long-term debt raised was used to retire outstanding indebtedness. For the years ended 1996 and 1995, the Company replaced maturing long-term debt in the amount of $3.5 billion and $2.5 billion, respectively.

     Interest rate risk is measured and controlled through the use of two different techniques: static gap analysis and financial forecasting, both of which incorporate assumptions as to future events. The Company's gap position is defined as the sum of floating rate asset balances and principal payments on fixed rate assets, less the sum of floating rate liability balances and principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from three months to five years. The Company seeks to maintain a positive one-year gap position within a range of 15% of total earning assets, although the one-year gap position is not necessarily illustrative of the gap position at shorter or longer time horizons. The

Company's twelve-month gap indicates that a greater percentage of assets than liabilities reprice within a one-year time frame. Generally, the combination of a positive gap position and a rising rate environment will result in assets repricing to higher rates more quickly than liabilities, thereby producing wider lending spreads over a given time frame. Conversely, the combination of a positive gap and a falling rate environment will generally result in narrowing lending spreads over a given time frame. The Company believes that its portfolio has repricing characteristics that mitigate the impact of rate movements over both the short- and long-term. In addition to the gap analysis, the Company uses financial forecasting to evaluate the impact on earnings under a variety of scenarios that may incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate spread relationships and changes in the volumes and rates of various asset and liability categories.

     The Company has entered into various support agreements on behalf of its foreign subsidiaries. Under these support agreements, the Company has either guaranteed specific issues of such subsidiaries' debt denominated in foreign currency or agreed to supervise operations in a responsible manner and to provide additional support on a lender's reasonable request. See NOTES 6, 7 and 15 to the Company's consolidated financial statements for a further description of the Company's borrowings and currency hedging activities.

     Substantial additional liquidity is available to the Company's domestic operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1996, short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $12.4 billion, none of which was in use at that date. These facilities represented 75% of domestic net short-term indebtedness outstanding at December 31, 1996.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

     Management believes that the Company has limited exposure to exchange rate risk related to its foreign operations. For the year ended December 31, 1996, approximately 9.1% of the Company's revenues and 11.8% of its net earnings were derived from its operation in Japan, the Company's principal foreign operation. Prior to 1995, the Japanese yen had generally appreciated against the U.S. dollar, which had a positive impact on the translated value of the Company's yen-denominated investment in Japan to its consolidated equity and translated value of Japanese earnings to the Company's consolidated earnings. During 1996 and 1995, the value of the Japanese yen generally depreciated against the U.S. dollar, which had the opposite impact on consolidated equity and earnings.

     The Company has historically considered currency hedging as a tool to manage foreign exchange risk on predictable cash flows between the U.S. and its foreign subsidiaries. However, it has not been the historical practice of the Company to hedge its net investment in such subsidiaries and therefore at December 31, 1996 the Company was exposed to unrealized translation adjustments that may arise from movements in foreign currencies, principally the yen. Subsequent to December 31, 1996, the Company has taken measures to hedge a portion of its net investment in its Japanese subsidiary.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 establishes accounting and reporting standards for transfers of financial assets effective for transactions occurring after December 31, 1996. While the new standard will apply to the

Company's periodic securitizations of manufactured housing and recreational vehicle receivables, the Company does not believe that adoption of SFAS 125 will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates First Capital Corporation

     We have audited the accompanying consolidated balance sheets of Associates First Capital Corporation (a majority indirect-owned subsidiary of Ford Motor Company) as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 28, 1997

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
REVENUE
  Finance charges...........................................  $6,481.0   $5,560.8   $4,445.2
  Insurance premiums........................................     402.1      370.6      329.0
  Investment and other income...............................     215.1      175.8      151.6
                                                              --------   --------   --------
                                                               7,098.2    6,107.2    4,925.8
EXPENSES
  Interest expense..........................................   2,456.0    2,177.9    1,657.3
  Operating expenses........................................   2,002.9    1,754.7    1,456.1
  Provision for losses on finance receivables -- NOTE 4.....   1,086.5      834.0      647.1
  Insurance benefits paid or provided.......................     148.2      142.5      147.9
                                                              --------   --------   --------
                                                               5,693.6    4,909.1    3,908.4
                                                              --------   --------   --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................   1,404.6    1,198.1    1,017.4
PROVISION FOR INCOME TAXES -- NOTE 8........................     547.6      475.0      414.1
                                                              --------   --------   --------
NET EARNINGS................................................  $  857.0   $  723.1   $  603.3
                                                              ========   ========   ========
EARNINGS PER SHARE*.........................................  $   2.47   $   2.09   $   1.74
                                                              ========   ========   ========

---------------

* Based on 346.7 million shares outstanding and in whole dollars.

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1996        1995
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS...................................  $   446.9   $   532.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES -- NOTE 16........    1,051.1       881.1
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves -- NOTE 3.................................   44,236.9    37,808.5
OTHER ASSETS -- NOTE 13.....................................    2,533.5     2,082.1
                                                              ---------   ---------
          Total assets......................................  $48,268.4   $41,303.9
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
NOTES PAYABLE, unsecured short-term -- NOTE 6
  Commercial Paper..........................................  $15,907.9   $12,902.9
  Bank Loans................................................    1,167.3       844.4
ACCOUNTS PAYABLE AND ACCRUALS...............................    1,726.2     1,382.9
LONG-TERM DEBT -- NOTES 7 and 9
  Senior Notes..............................................   23,604.0    21,230.8
  Subordinated and Capital Notes............................      425.5       141.8
                                                              ---------   ---------
                                                               24,029.5    21,372.6
STOCKHOLDERS' EQUITY
  Common Stock, no par value, 250 shares authorized, issued
     and outstanding, at stated value.......................                   47.0
  Class A Common Stock, $0.01 par value, 1,150,000,000
     shares authorized, 90,773,299 shares issued and
     outstanding............................................        0.9
  Class B Common Stock, $0.01 par value, 400,000,000 shares
     authorized, 255,881,180 shares issued and
     outstanding............................................        2.6
  Paid-in Capital...........................................    4,007.5     2,066.0
  Retained Earnings.........................................    1,204.3     2,345.3
  Foreign Currency Translation Adjustments..................      222.8       330.6
  Unrealized (Loss) Gain on Available-for-Sale
     Securities -- NOTES 2
     and 16.................................................       (0.6)       12.2
                                                              ---------   ---------
          Total stockholders' equity........................    5,437.5     4,801.1
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $48,268.4   $41,303.9
                                                              =========   =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                UNREALIZED
                                                                                   GAIN
                                                                    FOREIGN     (LOSS) ON
                                                                   CURRENCY     AVAILABLE-       TOTAL
                                  COMMON   PAID-IN    RETAINED    TRANSLATION    FOR-SALE    STOCKHOLDERS'
                                  STOCK    CAPITAL    EARNINGS    ADJUSTMENTS   SECURITIES      EQUITY
                                  ------   --------   ---------   -----------   ----------   -------------
DECEMBER 31, 1993...............  $47.0    $1,879.8   $ 1,625.0     $ 218.5       $  4.0       $ 3,774.3
  Net Earnings..................                          603.3                                    603.3
  Contributions from Ford.......              215.1                                                215.1
  Cash Dividends................                         (288.1)                                  (288.1)
  Current Period Adjustment.....                                      153.8        (21.6)          132.2
                                  ------   --------   ---------     -------       ------       ---------
DECEMBER 31, 1994...............   47.0     2,094.9     1,940.2       372.3        (17.6)        4,436.8
  Net Earnings..................                          723.1                                    723.1
  Contributions from Ford.......              200.0                                                200.0
  Capital Distribution to
     Ford.......................             (228.9)                                              (228.9)
  Cash Dividends................                         (318.0)                                  (318.0)
  Current Period Adjustment.....                                      (41.7)        29.8           (11.9)
                                  ------   --------   ---------     -------       ------       ---------
DECEMBER 31, 1995...............   47.0     2,066.0     2,345.3       330.6         12.2         4,801.1
  Net Earnings..................                          857.0                                    857.0
  Contributions from Ford.......               47.3                                                 47.3
  Sale of Class A Common
     Stock......................  (43.5)    1,893.5                                              1,850.0
  Cash Dividends to Ford........                       (1,928.7)                                (1,928.7)
  Cash Dividends on Common
     Stock......................                          (69.3)                                   (69.3)
  Current Period Adjustment.....                0.7                  (107.8)       (12.8)         (119.9)
                                  ------   --------   ---------     -------       ------       ---------
DECEMBER 31, 1996...............  $ 3.5    $4,007.5   $ 1,204.3     $ 222.8       $ (0.6)      $ 5,437.5
                                  ======   ========   =========     =======       ======       =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                             ---------------------------------
                                                               1996        1995        1994
                                                             ---------   ---------   ---------
Cash Flows from Operating Activities
  Net earnings.............................................  $   857.0   $   723.1   $   603.3
  Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables...........    1,086.5       834.0       647.1
     Increase in accounts payable and accruals.............      288.0       166.5        91.1
     Depreciation and amortization.........................      224.9       193.8       187.4
     Increase in insurance policy and claims reserves......       87.5        59.7       118.9
     Deferred income taxes.................................        1.2       101.1       (18.8)
     Unrealized loss (gain) on trading securities..........        1.7        (3.6)       (1.6)
  Purchases of trading securities..........................                   (5.8)      (23.8)
  Sales and maturities of trading securities...............        0.6        38.7        17.4
  Other....................................................                               (6.8)
                                                             ---------   ---------   ---------
          Net cash provided from operating activities......    2,547.4     2,107.5     1,614.2
                                                             ---------   ---------   ---------
Cash Flows from Investing Activities
  Finance receivables originated or purchased..............  (43,801.4)  (37,051.1)  (30,431.1)
  Finance receivables liquidated...........................   36,539.0    30,689.1    24,942.8
  Acquisitions of other finance businesses, net............     (165.6)     (143.9)     (484.9)
  Proceeds from sale of investment in mortgage servicing
     rights................................................                               97.1
  Decrease (increase) in real estate loans held for sale...       13.5        (3.7)       51.9
  Increase in other assets.................................     (469.6)     (176.5)     (200.3)
  Purchases of available-for-sale securities...............     (554.1)     (893.9)     (306.0)
  Sales and maturities of available-for-sale securities....      360.7       635.9       318.1
                                                             ---------   ---------   ---------
          Net cash used for investing activities...........   (8,077.5)   (6,944.1)   (6,012.4)
                                                             ---------   ---------   ---------
Cash Flows from Financing Activities
  Issuance of long-term debt...............................    5,980.3     6,327.8     4,837.2
  Retirement of long-term debt.............................   (3,454.1)   (2,491.8)   (2,357.7)
  Increase in notes payable................................    3,127.1     1,315.4     2,046.0
  Cash contributions from Ford.............................       47.3       200.0       215.1
  Cash dividends to Ford...................................   (1,928.7)     (318.0)     (288.1)
  Cash dividends paid on common stock......................      (69.3)
  Sale of Class A Common Stock.............................    1,850.0
  Capital distribution to Ford.............................                 (228.9)
  Other....................................................                              (20.7)
                                                             ---------   ---------   ---------
          Net cash provided from financing activities......    5,552.6     4,804.5     4,431.8
Effect of foreign currency translation adjustment on
  cash.....................................................     (107.8)      (41.7)      153.8
                                                             ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents...........      (85.3)      (73.8)      187.4
Cash and cash equivalents at beginning of period...........      532.2       606.0       418.6
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of period.................  $   446.9   $   532.2   $   606.0
                                                             =========   =========   =========
Cash paid for:
  Interest.................................................  $ 2,433.1   $ 2,175.8   $ 1,693.6
                                                             =========   =========   =========
  Income taxes.............................................  $   387.6   $   399.7   $   465.3
                                                             =========   =========   =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a majority-owned subsidiary of Ford FSG, Inc. and a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal U.S.-based operating subsidiary of First Capital. AIC Corporation ("AIC") is the principal foreign-based operating subsidiary of First Capital.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     On May 8, 1996, the Company made an initial public offering (the "Offering") of 67 million shares of its Class A Common Stock representing a 19.3% interest in the Company. Immediately following the Offering, Ford continued to own a controlling interest in the Company's common stock.

     Prior to the Offering, Ford contributed to First Capital, for stock, certain foreign finance operations that were managed by First Capital although owned by other Ford subsidiaries (the "Associates International Group"). The entities comprising Associates International Group had operations in Japan, United Kingdom, Canada, Puerto Rico, Bermuda, Netherlands and Mexico. Subsequent to the consummation of the contribution, these supplemental combined financial statements became the historical consolidated financial statements of First Capital. The contribution was accounted for in a manner similar to the pooling of interests method of accounting in accordance with generally accepted accounting principles.

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

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1996 and 1995, net finance receivables on which revenue was not accrued approximated $1.0 billion and $678.9 million, respectively.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Gains or losses on sales of debt securities are included in revenue when realized. Unrealized gains or losses on debt securities are reported as a component of stockholders' equity, net of tax. Realized and unrealized gains or losses on equity securities are included in revenue as incurred. The cost of debt and equity securities sold is determined by the specific identification method.

  Receivables Sold with Servicing Retained

     Periodically, the Company has sold manufactured housing and recreational vehicle receivables to trusts created as investment conduits and retained the servicing. Any gains recognized at the time of the sale were determined by present valuing the receivable servicing spread over the estimated life, adjusted for prepayments and bad debts, and allowing for a normal servicing fee in future periods. Deferred premium resulting from such gains is amortized against servicing income over the life of the receivables, using a method that approximates the interest method.

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

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1996 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

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

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in the stockholders' equity section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in earnings. Such foreign currency losses approximated $0.8 million, $0.6 million and $0.5 million during the years ended December 31, 1996, 1995 and 1994, respectively.

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

     On May 6, 1996, the Company entered into a modified tax sharing agreement with Ford which addressed the United States federal and state taxes as well as taxes related to the foreign subsidiaries. This agreement is discussed further in NOTE 8 to the consolidated financial statements.

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

  Derivative Financial Instruments

     The Company does not hold or issue derivative financial instruments for trading purposes. The Company's derivative activity has been limited to instruments that hedge specific currency exchange and interest rate risks. Accordingly, gains and losses on such hedges are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. It is the policy of the Company that each counterparty's public debt rating must be Aa3, AA- or better by at least two nationally recognized agencies at the time any such contract is entered into. The Company monitors such ratings on an ongoing basis. The Company does not employ other methods to access credit risk, because derivative transactions are not a significant part of its operations activities and because the Company does not enter into complex derivative transactions. See NOTE 15 to the consolidated financial statements for additional information regarding the Company's use of derivative financial instruments.

  Earnings Per Share

     Net earnings per share are determined by dividing net earnings during each year by an assumed 346.7 million shares outstanding.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 3 -- FINANCE RECEIVABLES

  Composition of Finance Receivables

     At December 31, 1996 and 1995, finance receivables consisted of the following (in millions):

                                                                  1996         1995
                                                                ---------    ---------
Consumer Finance
  Home equity lending.......................................    $16,691.4    $14,316.3
  Personal lending and retail sales finance.................      7,425.1      6,225.1
  Credit card...............................................      6,023.8      4,984.6
  Manufactured housing(1)...................................      1,262.7      2,049.3
                                                                ---------    ---------
                                                                 31,403.0     27,575.3
                                                                ---------    ---------
Commercial Finance
  Truck and truck trailer...................................      8,598.3      7,724.0
  Equipment.................................................      4,571.8      3,781.7
  Auto fleet leasing and other..............................      1,939.8        621.5
                                                                ---------    ---------
                                                                 15,109.9     12,127.2
                                                                ---------    ---------
          Finance receivables, net of unearned finance
            income ("net finance receivables")..............     46,512.9     39,702.5
Allowance for losses on finance receivables.................     (1,563.1)    (1,268.6)
Insurance policy and claims reserves........................       (712.9)      (625.4)
                                                                ---------    ---------
          Finance receivables, net of unearned finance
            income, allowance for losses and insurance
            policy and claims reserves......................    $44,236.9    $37,808.5
                                                                =========    =========

---------------

(1) During 1996, the Company securitized and sold approximately $1.3 billion of manufactured housing finance receivables.

     From time to time, subsidiaries of the Company have sold manufactured housing and recreational vehicles receivables through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the home equity receivables. Receivables sold with servicing retained were $2,109.9 million at December 31, 1996.

     At December 31, 1996, contractual maturities of net finance receivables were as follows (in millions):

                                                      CONSUMER     COMMERCIAL
YEAR DUE                                               FINANCE      FINANCE        TOTAL
--------                                              ---------    ----------    ---------
 1997.............................................    $ 4,346.3    $ 5,920.3     $10,266.6
 1998.............................................      3,633.9      3,870.9       7,504.8
 1999.............................................      3,233.4      2,550.9       5,784.3
 2000.............................................      2,918.0      1,423.4       4,341.4
 2001 and thereafter..............................     17,271.4      1,344.4      18,615.8
                                                      ---------    ---------     ---------
                                                      $31,403.0    $15,109.9     $46,512.9
                                                      =========    =========     =========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Included in commercial finance receivables are direct financing leases as follows (in millions):

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Minimum lease rentals.......................................    $4,438.0    $3,147.1
Unguaranteed residual values................................       316.9        77.1
                                                                --------    --------
  Future minimum lease rentals..............................     4,754.9     3,224.2
Unearned finance income.....................................      (638.0)     (448.6)
                                                                --------    --------
  Net investment in direct financing leases.................    $4,116.9    $2,775.6
                                                                ========    ========

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1996 are as follows (in millions):
1997 -- $1,288.4; 1998 -- $1,083.4; 1999 -- $858.4; 2000 -- $530.4;
2001 -- $246.6 and 2002 and thereafter -- $109.7.

  Estimated Fair Value of Net Finance Receivables

     The estimated fair value of net finance receivables at December 31, 1996 and 1995 was $50.2 billion and $43.4 billion, respectively. In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. At December 31, 1996, approximately 92% of the Company's total receivables were dispersed across the United States, and the remaining 8% were in foreign countries. Of the total receivables, 11% were in California, 6% in Florida, 6% in Texas, 5% in Japan, 4% in Georgia, 4% in Pennsylvania, 4% in North Carolina, 4% in Illinois, 4% in New York and 4% in Ohio; no other individual state or foreign country had more than 4%.

  Acquisitions of Finance Businesses

     During the years ended December 31, 1996, 1995 and 1994, the Company made acquisitions of finance receivables and finance businesses, the most significant of which were as follows:

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

          In July 1996, Associates acquired $837.6 million of certain assets of USL Capital, an affiliate and Ford subsidiary. Such assets acquired consisted principally of vehicle fleet leasing receivables. The transaction was accounted for at historical cost. The excess of purchase price over the historical value of assets acquired was $31.4 million which was recorded as an adjustment to stockholders' equity.

                      ASSOCIATES FIRST CAPITAL CORPORATION

          In May 1996, First Capital acquired Fleetwood Credit Corp., which was engaged in the financing of recreational vehicles. The fair market value of total assets acquired and liabilities assumed was $473.5 million and $342.1 million, respectively.

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

          In December 1994, Associates acquired certain assets of First Collateral Services, Inc., principally consisting of warehouse loan facilities extended to mortgage brokers secured by mortgage contracts. The fair market value of total assets acquired and liabilities assumed was $62 million and $3 million, respectively.

          In September 1994, Associates acquired the credit card portfolio and certain other assets of Amoco Oil Company. The fair market value of assets acquired totaled $426 million.

     The pro forma effect of the above acquisitions, when taken in aggregate for each reporting period, was not significant.

NOTE 4 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1996         1995        1994
                                                      ---------    --------    --------
Balance at beginning of period......................  $ 1,268.6    $1,061.6    $  892.3
  Provision for losses..............................    1,086.5       834.0       647.1
  Recoveries on receivables charged off.............      147.2       132.9       118.2
  Losses sustained..................................   (1,032.5)     (757.1)     (626.8)
  Reserves of acquired businesses and other.........       93.3        (2.8)       30.8
                                                      ---------    --------    --------
Balance at end of period............................  $ 1,563.1    $1,268.6    $1,061.6
                                                      =========    ========    ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 5 -- CREDIT FACILITIES

     At December 31, 1996, available credit facilities were as follows (in millions):

                                                           FACILITY
       ENTITY             CREDIT FACILITY DESCRIPTION       AMOUNT
       ------          ----------------------------------  ---------
Associates             Lines of Credit                     $ 4,128.2*
                       Revolving Lines                       6,505.0*
                       Receivables Purchase Facilities       1,775.0
                                                           ---------
                                                           $12,408.2
                                                           =========

Japan                  Lines of Credit                     $   121.4
United Kingdom         Lines of Credit                          27.6
Canada                 Lines of Credit                          32.9
                                                           ---------
                                                           $   181.9
                                                           =========

---------------

* Included in Associates Lines of Credit and Revolving Lines are $90.0 million and $2.6 billion of Lines of Credit and Revolving Lines, respectively, that are available to First Capital.

     Lines of Credit, Revolving Lines and Receivables Purchase Facilities may be withdrawn only under certain standard conditions, including, as to the credit facilities of Associates identified above, failure to pay principal or interest when due, breach of representation, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. As to the credit facilities of the foreign operations, in addition to the foregoing standard conditions, certain facilities contain provisions which prohibit withdrawals as a result of any material adverse changes in the financial conditions of such operations. Associates principally pays fees for the availability of its credit facilities. Bank fees incurred by Associates during 1996, 1995 and 1994 were $10.8 million, $11.8 million and $11.4 million, respectively, and are .07 to .25 of 1% per annum of the amount of the facilities.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 6 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates and First Capital in the minimum amount of $100,000 with terms from 1 to 270 days. Bank loan terms range from 3 to 101 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL       BANK
                                                              PAPER NOTES     LOANS
                                                              -----------    --------
Domestic Notes Payable
  Ending balance at December 31, 1996.......................   $15,449.2     $1,001.8
  Weighted average interest rate at December 31, 1996.......        5.80%        7.94%

  Ending balance at December 31, 1995.......................   $12,732.7     $  787.0
  Weighted average interest rate at December 31, 1995.......        5.73%        6.44%

Foreign Notes Payable
  Ending balance at December 31, 1996.......................   $   458.7     $  165.5
  Weighted average interest rate at December 31, 1996.......        3.49%        6.98%

  Ending balance at December 31, 1995.......................   $   170.2     $   57.4
  Weighted average interest rate at December 31, 1995.......        5.75%        7.00%

Total Notes Payable
  Ending balance at December 31, 1996.......................   $15,907.9     $1,167.3
  Weighted average interest rate at December 31, 1996.......        5.74%        7.80%

  Ending balance at December 31, 1995.......................   $12,902.9     $  844.4
  Weighted average interest rate at December 31, 1995.......        5.73%        6.48%

     The amounts reported in the consolidated balance sheet approximate fair value.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 7 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                          INTEREST     MATURITIES
                                         RATE RANGE     THROUGH       1996        1995
                                        ------------   ----------   ---------   ---------
Senior Debt
  Domestic:
     Notes............................  3.63%-11.40%      2010      $20,921.5   $18,619.0
     Investment notes.................   5.25%-8.15%      2001          288.4       429.1
                                                                    ---------   ---------
                                                                     21,209.9    19,048.1
                                                                    ---------   ---------
  Foreign:
     Japan............................   1.93%-8.90%      2003        1,786.7     1,682.9
     All other foreign................   4.92%-9.50%      2001          607.4       499.8
                                                                    ---------   ---------
                                                                      2,394.1     2,182.7
                                                                    ---------   ---------
          Total senior debt...........                               23,604.0    21,230.8
                                                                    ---------   ---------
Subordinated and Capital Debt:
  Domestic:
     Subordinated.....................   6.88%-8.15%      2009          425.0       141.2
     Capital..........................   4.68%-9.00%      2002            0.5         0.6
                                                                    ---------   ---------
          Total subordinated and
            capital debt..............                                  425.5       141.8
                                                                    ---------   ---------
     Total long-term debt.............                              $24,029.5   $21,372.6
                                                                    =========   =========

     The weighted average interest rate for total long-term debt was 6.84% at December 31, 1996 and 6.92% at December 31, 1995.

     The estimated fair value of long-term debt at December 31, 1996 and 1995 was $24.6 billion and $22.5 billion, respectively. The fair value was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1997, $3,731.0 million; 1998, $4,213.3 million; 1999, $4,611.3 million; 2000, $2,950.2 million; 2001,
$2,904.1 million and 2002 and thereafter, $5,619.6 million.

     Certain debt issues contain call provisions or may be subject to repayment provisions at the option of the holder on specified dates prior to the maturity date. At December 31, 1996, six warrants were outstanding to purchase $150 million aggregate principal amount of senior notes at par with an interest rate of 7.00%. The warrants are exercisable at various dates through October 1, 1999 at a price of $25,000,000.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 8 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                                     UNITED STATES
                                                    ---------------
                                                    FEDERAL   STATE   FOREIGN    TOTAL
                                                    -------   -----   -------   -------
Year Ended December 31, 1996
  Current.........................................  $ 358.8   $31.5   $156.1    $ 546.4
                                                    -------   -----   ------    -------
  Deferred:
     Leasing transactions.........................    102.5                       102.5
     Finance revenue..............................     (6.9)                       (6.9)
     Net operating loss utilized..................                       2.6        2.6
     Goodwill amortization........................                     (10.0)     (10.0)
     Provision for losses on finance receivables
       and other..................................    (54.6)           (32.4)     (87.0)
                                                    -------   -----   ------    -------
          Total deferred..........................     41.0            (39.8)       1.2
                                                    -------   -----   ------    -------
                                                    $ 399.8   $31.5   $116.3    $ 547.6
                                                    =======   =====   ======    =======
Year Ended December 31, 1995
  Current.........................................  $ 342.0   $21.5   $ 10.4    $ 373.9
                                                    -------   -----   ------    -------
  Deferred:
     Leasing transactions.........................     66.7                        66.7
     Finance revenue..............................     14.0                        14.0
     Net operating loss utilized..................                     167.4      167.4
     Goodwill amortization........................                     (11.0)     (11.0)
     Provision for losses on finance receivables
       and other..................................    (71.8)           (64.2)    (136.0)
                                                    -------   -----   ------    -------
          Total deferred..........................      8.9             92.2      101.1
                                                    -------   -----   ------    -------
                                                    $ 350.9   $21.5   $102.6    $ 475.0
                                                    =======   =====   ======    =======
Year Ended December 31, 1994
  Current.........................................  $ 400.1   $31.5   $  1.3    $ 432.9
                                                    -------   -----   ------    -------
  Deferred:
     Leasing transactions.........................     29.2                        29.2
     Finance revenue..............................     (5.7)                       (5.7)
     Net operating loss utilized..................                     187.3      187.3
     Goodwill amortization........................                    (119.4)    (119.4)
     Provision for losses on finance receivables
       and other..................................   (115.2)             5.0     (110.2)
                                                    -------   -----   ------    -------
          Total deferred..........................    (91.7)            72.9      (18.8)
                                                    -------   -----   ------    -------
                                                    $ 308.4   $31.5   $ 74.2    $ 414.1
                                                    =======   =====   ======    =======

                      ASSOCIATES FIRST CAPITAL CORPORATION

     At December 31, 1996 and 1995, the components of the Company's net deferred tax asset and liability were as follows (in millions):

                                                               1996       1995
                                                              -------    -------
Deferred tax assets:
  Provision for losses on finance receivables and other.....  $ 795.5    $ 744.0
  Net operating loss........................................                 2.6
  Postretirement and other employee benefits................     69.2       56.0
                                                              -------    -------
                                                                864.7      802.6
Deferred tax liabilities:
  Leasing transactions......................................   (344.3)    (241.8)
  Unamortized tax deductible goodwill.......................   (289.1)    (339.0)
  Finance revenue and other.................................   (191.9)    (261.7)
                                                              -------    -------
                                                               (825.3)    (842.5)
                                                              -------    -------
          Net deferred tax asset/(liability)................  $  39.4    $ (39.9)
                                                              =======    =======

     The Company is included in Ford's federal consolidated income tax group, and the Company's federal income tax liability will be included in the consolidated federal income tax liability of Ford and its subsidiaries.

     In certain circumstances, certain of the Company's subsidiaries will also be included with certain Ford subsidiaries in combined, consolidated or unitary income tax groups for state and local tax purposes. On May 6, 1996, the Company entered into a modified tax sharing agreement with Ford. Pursuant to this agreement, the amount of taxes to be paid by the Company will be determined as though the Company were to file separate federal, state and local income tax returns as the common parent of an affiliate group of corporations filing combined, consolidated or unitary (as applicable) federal, state and local income tax returns. With respect to certain tax items, however, such as foreign tax credits, the Company's right to reimbursement will be determined based on the usage of such foreign tax credits and alternative minimum tax credits by the Ford consolidated group.

     Due to the Company's earnings level, no valuation allowance related to the deferred tax asset has been recorded.

     The effective tax rate differed from the statutory U.S. Federal income tax rate as follows:

                                                                % OF PRETAX INCOME
                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Statutory tax rate..........................................   35.0%    35.0%    35.0%
State income taxes..........................................    1.5      1.2      2.0
Non-deductible goodwill.....................................    0.5      0.9      1.2
Foreign rates in excess of U.S. rate and other..............    2.0      2.5      2.5
                                                               ----     ----     ----
          Effective tax rate................................   39.0%    39.6%    40.7%
                                                               ====     ====     ====

NOTE 9 -- DEBT RESTRICTIONS

     Associates, First Capital's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Limitation on Payment of Dividends

     A restriction contained in one issue of Associates debt securities which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $274.7 million was available for dividends at December 31, 1996.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $1.5 billion. At December 31, 1996, Associates tangible net worth was approximately $4.7 billion.

NOTE 10 -- LEASE COMMITMENTS

     Leases are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $103.7 million, $92.6 million, and $75.4 million, respectively. Minimum rental commitments as of December 31, 1996 for all noncancelable leases (primarily office leases) for the years ending December 31, 1997, 1998, 1999, 2000 and 2001 are $83.2 million, $61.9 million, $41.4 million,
$23.2 million and $10.5 million, respectively, and $26.4 million thereafter.

NOTE 11 -- EMPLOYEE BENEFITS

  Defined Benefit Plans

     The Company sponsors various qualified and nonqualified pension plans (the "Plan" or "Plans"), which together cover substantially all employees (except temporary employees), other than those of the foreign operations, who meet certain eligibility requirements.

     Net periodic pension cost for the years indicated includes the following components (in millions):

                                                                  DECEMBER 31
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Service cost.............................................  $ 18.8    $ 13.1    $ 13.7
Interest cost............................................    26.4      23.1      21.3
Actual return on Plan assets.............................   (49.3)    (51.1)     (0.4)
Net amortization.........................................    28.7      33.9     (10.9)
                                                           ------    ------    ------
  Net periodic pension cost..............................  $ 24.6    $ 19.0    $ 23.7
                                                           ======    ======    ======
Assumed discount rate, beginning of year.................    7.00%     8.25%     7.00%
                                                           ======    ======    ======

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The funded status of the Plan is as follows (in millions):

                                                               DECEMBER 31
                                          ------------------------------------------------------
                                                    1996                         1995
                                          -------------------------    -------------------------
                                          QUALIFIED    NONQUALIFIED    QUALIFIED    NONQUALIFIED
                                            PLAN          PLANS          PLAN          PLANS
                                          ---------    ------------    ---------    ------------
Actuarial present value of benefit
  obligation:
  Vested................................   $275.0         $25.3         $255.9         $23.7
  Nonvested.............................     12.1           0.3           11.5           0.3
                                           ------         -----         ------         -----
Accumulated benefit obligation..........    287.1          25.6          267.4          24.0
Effect of projected future salary
  increases.............................     77.5          10.6           76.1           9.3
                                           ------         -----         ------         -----
Projected benefit obligation............    364.6          36.2          343.5          33.3
Plan assets at fair market value........    376.1                        322.0
                                           ------         -----         ------         -----
(Excess)/shortage of plan assets over
  plan obligation.......................    (11.5)         36.2           21.5          33.3
Unamortized transition obligation and
  amendments............................     (3.6)         (3.4)          (5.1)         (3.8)
Unamortized net loss....................    (15.0)         (8.6)         (53.0)         (8.8)
Adjustment required to recognize minimum
  liability.............................                    1.4                          3.3
                                           ------         -----         ------         -----
  (Prepaid)/accrued pension liability...   $(30.1)        $25.6         $(36.6)        $24.0
                                           ======         =====         ======         =====
Assumed discount rate...................     7.25%         7.25%          7.00%         7.00%
                                           ======         =====         ======         =====
Projected compensation increases........     6.00%         6.00%          6.00%         6.00%
                                           ======         =====         ======         =====
Expected return.........................     9.00%         9.00%          9.00%         9.00%
                                           ======         =====         ======         =====

  Associates Savings and Profit-Sharing Plan

     The Company sponsors a defined contribution plan that covers substantially all employees (except temporary employees), other than those of the foreign operations, who meet certain eligibility requirements, is intended to provide assistance in accumulating personal savings for retirement and is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. For the years ended December 31, 1996, 1995 and 1994, the Company's pretax contributions to the plan were $21.3 million, $18.2 million and $16.1 million, respectively.

  Employers' Accounting for Postretirement Benefits Other Than Pensions

     The Company provides certain postretirement benefits through unfunded plans sponsored by First Capital. These benefits are currently provided to substantially all employees (except temporary employees), other than those of the foreign operations, who meet certain eligibility requirements. The benefits of such plans can be modified or terminated at the discretion of the Company. The amount paid for postretirement nonpension benefits for the years ended December 31, 1996, 1995 and 1994 was $2.7 million, $2.0 million and $1.8 million, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Net periodic postretirement benefit cost for 1996, 1995 and 1994 includes the following components (in millions):

                                                                  DECEMBER 31
                                                              --------------------
                                                              1996    1995    1994
                                                              ----    ----    ----
Service cost................................................  $7.5    $5.5    $5.5
Interest cost...............................................   8.2     7.7     6.3
Net amortization............................................  (0.7)   (1.3)   (1.0)
                                                              ----    ----    ----
  Net periodic postretirement benefit cost..................  $15.0   $11.9   $10.8
                                                              ====    ====    ====
Assumed discount rate, beginning of year....................  7.25%   8.75%   7.50%
                                                              ====    ====    ====

     Accrued postretirement benefit cost at December 31, 1996 and 1995 is composed of the following (in millions):

                                                               DECEMBER 31
                                                              --------------
                                                              1996     1995
                                                              -----    -----
Accumulated postretirement benefit obligation ("APBO"):
  Retired participants......................................  $45.2    $45.2
  Fully eligible participants...............................   24.9     26.9
  Other active participants.................................   45.1     45.7
                                                              -----    -----
          Total APBO........................................  115.2    117.8
Unamortized amendments......................................    3.9      5.4
Unrecognized actuarial loss.................................   (7.9)   (24.2)
                                                              -----    -----
  Accrued postretirement benefit cost.......................  $111.2   $99.0
                                                              =====    =====
Assumed discount rate.......................................   7.50%    7.25%
                                                              =====    =====

     For measurement purposes, an 11.67% and 12.10% weighted average annual rate of increase in per capita cost of covered health care benefits was assumed for 1996 and 1995, respectively, decreasing gradually to 5.50% by the year 2010. Increasing the assumed health care cost trend rate by one percentage point each year would increase the APBO as of December 31, 1996 and 1995 by $8.4 million and $8.6 million, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $1.2 million and $1.0 million, respectively.

INCENTIVE COMPENSATION PROGRAMS

     The Company sponsors compensation plans covering certain officers and employees.

  Corporate Annual Performance Plan and Long-Term Performance Plan

     The Corporate Annual Performance Plan ("CAPP") is an annual bonus plan. The size of the CAPP bonus pool is determined based on the performance of the Company. The Long-Term Performance Plan ("LTPP") is a long-term cash incentive plan. The size of the LTPP incentive pool is determined for a performance period based on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Individual CAPP and LTPP bonuses reflect individual participants' performances during the applicable performance period. Amounts charged to expense under CAPP and LTPP amounted to $23.3 million, $16.1 million and $16.2 million during the years ended December 31, 1996, 1995 and 1994, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Phantom Stock Appreciation Right Plan

     The Company sponsored a long-term cash plan, the Phantom Stock Appreciation Right Plan (the "PSAR Plan"). The Company terminated the PSAR Plan as of December 1995 and extinguished, principally by cash payment, all outstanding phantom stock appreciation rights ("PSARs") prior to completion of the Company's public offering. A PSAR granted under the PSAR Plan entitled the holder thereof to receive from the Company, upon exercise of such PSAR, a specified amount of cash. A PSAR had a term of five years and vested 100% on the first anniversary of the date of grant. Amounts charged to expense by the Company under the PSAR Plan amounted to zero, $30.1 million and $4.1 million during the years ended December 31, 1996, 1995 and 1994, respectively. Upon termination of the PSAR Plan, certain officers of the Company were required to defer one-half of the amount payable in satisfaction of their respective PSARs granted in 1995. The amounts so deferred are administered by the Company in accordance with the terms of the Associates First Capital Corporation Equity Deferral Plan (the "EDP").

  Stock-Based Compensation Plans

     Equity Compensation Plan -- The Company sponsors one stock-based compensation plan: the Long-Term Equity Compensation Plan (the "ECP"). The ECP allows the Company to issue to employees up to 20,789,000 shares of its Common Stock in the form of nonqualified and incentive stock options, stock appreciation rights, restricted stock, performance shares and performance units.

     The ECP was established in 1996. The Company had no outstanding grants under any other stock-based compensation plan prior to 1996. In May 1996, the Company granted 2,419,290 stock options pursuant to the ECP with an option price per share equal to the fair market value of one share of Common Stock on the date of grant ($29.00 per share in 1996), and with a term of 10 years. In July and October 1996, the Company granted a total of 17,000 stock options pursuant to the ECP with an option price per share equal to the fair market value of one share of Common Stock on the date of grant. The weighted-average exercise price of all stock options granted in 1996 pursuant to the ECP was $29.07 (range of exercise price of $29.00-$41.38) with a weighted average remaining contractual term of 9.35 years. Approximately 471,580 of the ECP stock options will vest on the fifth anniversary of the date of grant with the remainder vesting one-third per year on each of the first three anniversaries of the dates of grant. None of the options was exercisable in 1996, and 61,850 options were forfeited during 1996. The forfeited options had a weighted average exercise price of $29.00. The weighted average fair value of all options granted during 1996 was $9.32. The fair value was determined at the date of each grant using an option-pricing model which assumed a dividend yield range of 0.97%-1.38%, expected volatility of 30.44%, a risk free interest rate range of 6.30%-6.66% and an expected option life range of 4-6 years.

     Restricted Stock -- In May 1996, the Company issued 169,630 shares of restricted Common Stock under the ECP, all of which awards were outstanding at December 31, 1996. Such shares were issued at fair market value, which was $29.00 per share on the issue date. These shares vest on the fifth anniversary of the date of issuance.

     Deemed Investment in Stock -- In 1996 under the EDP, the Company retained compensation amounts deferred by selected employees in unfunded accounts that are deemed to be invested in shares of Common Stock. Dividends paid on Common Stock are deemed to be reinvested in Common Stock. Amounts deferred in 1996 are fully vested and payable in May 2001, subject to earlier distribution upon a participant's death, disability, retirement or termination of employment, in cash and/or shares of Common Stock. Approximately 131,890 deemed shares were issued during 1996, including 608 shares related to the reinvestment of dividends, all of which were outstanding at December 31, 1996. The value of all such shares at year end based on $44.125 per common share was $5.8 million.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Accounting for Stock-Based Compensation Plans -- The Company has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of the Company's stock-based compensation plans been determined based on the optional provisions of SFAS 123, the Company's net income for 1996 and earnings per share would have been $854.3 million and $2.46, respectively.

NOTE 12 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits arising in the ordinary course of its business. The Company assesses appropriate responses to its lawsuits in light of a number of factors, including potential impact of the actions on the conduct of the Company's operations. While, in the opinion of management, the resolution of any of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that an adverse decision in one or more of such lawsuits will not have such a material adverse effect. The outcome of various individual lawsuits, however, may affect the manner in which the Company conducts its business.

     The Company and certain of its subsidiaries are defendants in a relatively higher concentration of lawsuits in the State of Alabama than in the remainder of the United States. Management believes that the aggregate number of lawsuits instituted in Alabama represents additional exposure to the Company because of the recent history of juries in Alabama awarding significant damages, both compensatory and punitive, in civil cases. At December 31, 1996, there were approximately 100 actions pending against the Company in Alabama.

NOTE 13 -- OTHER ASSETS

     The components of Other Assets at December 31, 1996 and 1995 were as follows (in millions):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Goodwill....................................................  $1,282.5    $1,278.9
Property and equipment......................................     261.3       184.5
Collateral held for resale..................................     169.1       120.4
Other.......................................................     820.6       498.3
                                                              --------    --------
          Total other assets................................  $2,533.5    $2,082.1
                                                              ========    ========

     Additions to goodwill due to acquisitions were $143.2 million in 1996; there were no additions to goodwill in 1995. Reductions as a result of amortization to goodwill were $18.0 million and $17.5 million for 1996 and 1995, respectively. Other changes in the amount of goodwill from 1994 to 1995 and 1995 to 1996 were principally due to changes in foreign exchange rates which impact the translation of yen denominated goodwill carried on the books of the Company's Japan subsidiary.

NOTE 14 -- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

     The Company paid cash dividends to Ford of $1,928.7 million, $318.0 million and $288.1 million during the years ended December 31, 1996, 1995 and 1994, respectively. Of the 1996 cash dividend paid on common stock, $55.9 million was paid to Ford after the initial public offering. In 1996, 1995, and 1994, Ford made cash capital contributions to the Company of $47.3 million, $200.0 million and $215.1 million, respectively.

     The Company provides certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services were $33.4 million, $29.7 million and $19.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The Company pays fees for certain administrative services provided by its Ford-affiliated parent. Such fees were $9.7 million, $8.8 million and $5.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996 and 1995, First Capital's current income taxes payable to its Ford-affiliated parent amounted to $77.4 million and $45.1 million, respectively.

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments, and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company's derivative activity at December 31, 1996 is limited to yen-denominated forward currency exchange contracts designed to hedge the currency risk on certain yen-denominated fees to be paid to the Company by its Japan subsidiary in future periods and to a series of interest rate swaps acquired as part of its 1996 acquisition of a Canadian company which hedge certain interest rate risk by converting floating rate debt to fixed rate debt. At December 31, 1995, the Company's derivative activity was limited to currency swap contracts designed to hedge its currency risk on specific foreign currency-denominated assets denominated in British Sterling and one interest rate swap acquired as part of an acquisition designed to hedge certain interest rate risk. The Company is a buyer in each of the 1996 and 1995 derivative positions.

     The Company's derivative transactions are not material to its consolidated balance sheet and do not represent a material exposure to its consolidated net earnings. The notional amounts under currency and interest rate swap contracts at December 31, 1996 and 1995 were $108.7 million and $55.7 million, respectively. The fair value of such amounts at December 31, 1996 and 1995 was $7.4 million and $1.1 million, respectively. The fair value was determined based on the foreign currency exchange rates/ interest rates for similar transactions in effect at the balance sheet date. In both periods, the Company was at market risk should the counterparty fail to meet the terms of the contracts. At December 31, 1996 and 1995, the Company's estimated exposure to loss in the event of nonperformance by certain counterparties was $7.4 million and $1.1 million, respectively.

     The consumer finance business grants revolving lines of credit to certain of its credit card and other revolving customers. At December 31, 1996 and 1995, the unused portion of these lines aggregated $21.8 billion and $18.4 billion, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     The commercial finance business grants lines of credit to certain dealers of truck, construction equipment and manufactured housing. At December 31, 1996 and 1995, the unused portion of these lines aggregated $1.4 billion and $1.3 billion, respectively. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

NOTE 16 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Debt Securities

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale and adjusts its recorded value to market. During 1996, gross realized gains and losses on sales amounted to $3.5 million and $0.1 million, respectively. Gross realized gains on sales during 1995 amounted to $0.2 million. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax. The following tables set forth, by type of security issuer, the amortized cost, gross unrealized

                      ASSOCIATES FIRST CAPITAL CORPORATION
holding gains, gross unrealized holding losses, and estimated market value at December 31, 1996 and 1995 (in millions):

                                                                   1996
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
U.S. Government obligations.................  $  267.1      $ 4.8        $(1.2)     $  270.7
Corporate obligations.......................     282.6        1.2         (4.3)        279.5
Mortgage-backed.............................     475.2        1.3         (2.7)        473.8
Other.......................................      16.7        0.1                       16.8
                                              --------      -----        -----      --------
          Total debt securities.............  $1,041.6      $ 7.4        $(8.2)     $1,040.8
                                              ========      =====        =====      ========

                                                                   1995
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
U.S. Government obligations.................   $400.2       $14.4        $           $414.6
Corporate obligations.......................    222.3         3.5                     225.8
Mortgage-backed.............................    215.6         0.8                     216.4
Other.......................................     11.7                                  11.7
                                               ------       -----        ------      ------
          Total debt securities.............   $849.8       $18.7        $           $868.5
                                               ======       =====        ======      ======

     The amortized cost and estimated market value of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below (in millions):

                                                     1996                    1995
                                            ----------------------   --------------------
                                                         ESTIMATED              ESTIMATED
                                            AMORTIZED     MARKET     AMORTIZED   MARKET
                                              COST         VALUE       COST       VALUE
                                            ---------    ---------   ---------  ---------
Due in one year or less...................  $   61.3     $   61.8    $  159.0   $   159.6
Due after one year through five years.....     422.5        424.2       379.9       390.4
Due after five years through ten years....     269.8        268.1       187.5       194.6
Due after ten years.......................     288.1        286.7       123.4       123.9
                                            --------     --------    ---------  ---------
                                            $1,041.7     $1,040.8    $  849.8   $   868.5
                                            ========     ========    =========  =========

  Equity Securities

     Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at December 31, 1996 and 1995 was $10.3 million and $12.6 million, respectively. Historical cost at December 31, 1996 and 1995 was $7.8 million and $8.5 million, respectively.

     Estimated market values of debt and equity securities are based on quoted market prices.

NOTE 17 -- BUSINESS SEGMENT INFORMATION

     First Capital's primary business activities are consumer finance and commercial finance. The consumer finance operation is engaged in making and investing in home equity, personal lending and sales finance receivables, credit card receivables, primarily through a wholly-owned credit card bank, and providing sales

                      ASSOCIATES FIRST CAPITAL CORPORATION
financing of manufactured housing. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and sales of other financial services, including auto fleet leasing and management, recreational vehicle financing, Small Business Administration lending, employee relocation services and emergency roadside assistance and auto club services. The Company has an insurance operation which is engaged in underwriting credit life, credit accident and health, property and casualty, and accidental death and dismemberment insurance, principally for customers of the finance operations. Such insurance activity is conducted by the Company's licensed insurance agents and managed as a separate activity. Insurance sales are dependent on the business activities and volumes of the consumer and commercial business. Accordingly, insurance revenues and related claims are included in the consumer and commercial business to which they relate.

     The following table sets forth information by business segment (in millions):

                                          BUSINESS SEGMENT(1)
                                         ----------------------
                                         CONSUMER    COMMERCIAL                  FOREIGN
                                          FINANCE    FINANCE(2)   COMBINED    OPERATIONS(1)
                                         ---------   ----------   ---------   -------------
Year Ended or at December 31, 1996
  Revenue..............................  $ 5,302.1   $ 1,796.1    $ 7,098.2     $  873.6
                                         =========   =========    =========     ========
  Operating income
     From segment......................  $ 1,176.3   $   377.3    $ 1,553.6     $  340.1
     Corporate and other(3)............     (112.8)      (36.2)      (149.0)       (94.9)
                                         ---------   ---------    ---------     --------
          Total........................  $ 1,063.5   $   341.1    $ 1,404.6     $  245.2
                                         =========   =========    =========     ========
  Total assets.........................  $32,208.0   $16,060.4    $48,268.4     $4,858.0
                                         =========   =========    =========     ========
Year Ended or at December 31, 1995
  Revenue..............................  $ 4,595.6   $ 1,511.6    $ 6,107.2     $  765.3
                                         =========   =========    =========     ========
  Operating income
     From segment......................  $ 1,010.2   $   313.7    $ 1,323.9     $  284.4
     Corporate and other(3)............      (95.6)      (30.2)      (125.8)       (86.6)
                                         ---------   ---------    ---------     --------
          Total........................  $   914.6   $   283.5    $ 1,198.1     $  197.8
                                         =========   =========    =========     ========
  Total assets.........................  $27,128.2   $14,175.7    $41,303.9     $4,102.8
                                         =========   =========    =========     ========
Year Ended or at December 31, 1994
  Revenue..............................  $ 3,691.3   $ 1,234.5    $ 4,925.8     $  587.5
                                         =========   =========    =========     ========
  Operating income
     From segment......................  $   823.7   $   288.2    $ 1,111.9     $  217.8
     Corporate and other(3)............      (70.6)      (23.9)       (94.5)       (83.9)
                                         ---------   ---------    ---------     --------
          Total........................  $   753.1   $   264.3    $ 1,017.4     $  133.9
                                         =========   =========    =========     ========
  Total assets.........................  $23,322.9   $11,960.6    $35,283.5     $3,649.7
                                         =========   =========    =========     ========

---------------

(1) The revenues, operating income and total assets of the Company's foreign operations are included in the business segments of the Company as set forth above. The foreign operations of the Company consist principally of its consumer finance operation in Japan (more than 73% of total foreign operations) and, to a lesser extent, its consumer and commercial operations in the United Kingdom, Canada, Puerto Rico and Mexico (the "Other Foreign Operations"). Total revenue, operating income and total assets, respectively, for Japan were: 1996 -- $643.9 million, $204.3 million and $3.2 billion, respectively; 1995 -- $587.7 million, $164.8 million and $3.0 billion, respectively; 1994 -- $448.1 million, $129.5 million and $2.8 billion, respectively. Total revenue, operating income and total assets, respectively, for the Other Foreign Operations were: 1996 -- $229.8 million, $40.9 million and $1.7 billion, respectively; 1995 -- $177.6 million, $33.0 million and $1.1 billion, respectively; 1994 -- $139.4 million, $4.4 million and $849.7 million, respectively.

(2) Includes information pertaining to the financing of manufactured housing purchases which are managed by the commercial finance operation.

(3) Includes operating income pertaining to the Company's non-operating subsidiaries.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Capital expenditures and depreciation and amortization expense are not significant.

NOTE 18 -- SUBSEQUENT EVENTS

     Subsequent to year end, the Company acquired a portfolio of approximately $800 million in credit card receivables from The Bank of New York. J. Carter Bacot, a director of the Company, is Chairman and Chief Executive Officer of The Bank of New York. The Bank of New York and the Company are not otherwise affiliated. In addition, in the first quarter of 1997 the Company signed an agreement with Texaco Refining and Marketing, Inc. and its affiliate, Star Enterprise, to purchase proprietary credit card receivables and stock in the amount of approximately $700 million. The Company also signed an agreement with J.C. Penney, Inc. in the first quarter of 1997 to purchase approximately $740 million in bankcard receivables. Both the Texaco and J.C. Penney transactions are expected to close in the second quarter of 1997 after receipt of all regulatory approvals.

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions, except earnings per share):

                                                                 1996
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,727.7   $1,680.7   $1,567.6   $1,505.0
                                               ========   ========   ========   ========
Interest expense.............................  $  644.3   $  637.7   $  593.5   $  580.5
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  378.9   $  381.3   $  327.6   $  316.8
Provision for income taxes...................     144.6      151.1      127.4      124.5
                                               --------   --------   --------   --------
Net earnings.................................  $  234.3   $  230.2   $  200.2   $  192.3
                                               ========   ========   ========   ========
Net earnings per share*......................  $    .68   $    .66   $    .58   $    .55
                                               ========   ========   ========   ========

                                                                 1995
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $1,467.4   $1,426.6   $1,377.9   $1,288.9
                                               ========   ========   ========   ========
Interest expense.............................  $  570.9   $  557.5   $  540.3   $  509.2
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  324.6   $  327.6   $  272.1   $  273.8
Provision for income taxes...................     129.8      130.0      109.7      105.5
                                               --------   --------   --------   --------
Net earnings.................................  $  194.8   $  197.6   $  162.4   $  168.3
                                               ========   ========   ========   ========
Net earnings per share*......................  $    .56   $    .57   $    .47   $    .49
                                               ========   ========   ========   ========

---------------

* Based on 346.7 million shares outstanding and in whole dollars.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 20 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

     Condensed unconsolidated financial information of Associates First Capital Corporation as of or for the years ended December 31, 1996, 1995 and 1994 were as follows (in millions):

                        CONDENSED STATEMENT OF EARNINGS

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1996     1995     1994
                                                             ------   ------   ------
Revenue
  Interest and other income................................  $ 20.6   $ 10.2   $  8.7
  Dividends from subsidiaries..............................   370.4    284.0    270.5
                                                             ------   ------   ------
                                                              391.0    294.2    279.2
Expenses
  Interest expense.........................................    99.7     66.0     54.8
  Operating expenses.......................................    24.9     23.3     16.2
                                                             ------   ------   ------
                                                              124.6     89.3     71.0
                                                             ------   ------   ------
Income before credit for federal income taxes and equity in
  net earnings of subsidiaries.............................   266.4    204.9    208.2
Credit for federal income taxes resulting from tax
  agreements with subsidiaries.............................    36.3     28.0     21.7
                                                             ------   ------   ------
Earnings before equity in undistributed earnings of
  subsidiaries.............................................   302.7    232.9    229.9
Equity in undistributed earnings of subsidiaries...........   554.3    490.2    373.4
                                                             ------   ------   ------
Net earnings...............................................  $857.0   $723.1   $603.3
                                                             ======   ======   ======

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                            CONDENSED BALANCE SHEET

                                                                  DECEMBER 31
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
Assets
  Investment in and advances to subsidiaries, eliminated in
     consolidation, and other...............................  $6,857.6   $5,774.5
                                                              --------   --------
          Total assets......................................  $6,857.6   $5,774.5
                                                              ========   ========
Liabilities and Stockholders' Equity
  Accounts payable and accruals.............................  $   45.1   $   52.5
  Bank lines................................................     736.6       85.0
  Notes payable and long-term debt..........................     638.4      835.9
  Stockholders' equity......................................   5,437.5    4,801.1
                                                              --------   --------
          Total liabilities and stockholders' equity........  $6,857.6   $5,774.5
                                                              ========   ========

     The estimated fair value of notes payable and long-term debt at December 31, 1996 and 1995 was $501.8 million and $878.6 million, respectively. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                1996       1995      1994
                                                              ---------   -------   -------
Cash Flows from Operating Activities
  Net earnings..............................................  $   857.0   $ 723.1   $ 603.3
  Adjustments to net earnings for noncash items:
     Depreciation and amortization..........................                  0.1       0.1
     (Decrease) increase in accounts payable and accruals...       (7.4)     19.5      13.1
     Equity in undistributed earnings of subsidiaries.......     (554.3)   (490.2)   (373.4)
  Other.....................................................      (16.8)     29.5     (20.9)
                                                              ---------   -------   -------
     Net cash provided from operating activities............      278.5     282.0     222.2
                                                              ---------   -------   -------
Cash Flows from Investing Activities
  Cash dividends from subsidiaries..........................      370.4     284.0     270.5
  Increase in investments in and advances to subsidiaries...     (894.6)   (492.6)   (737.5)
                                                              ---------   -------   -------
     Net cash used for investing activities.................     (524.2)   (208.6)   (467.0)
                                                              ---------   -------   -------
Cash Flows from Financing Activities
  Increase in notes payable and long-term debt..............      853.0     438.9     352.7
  Sale of Class A common stock..............................    1,850.0
  Cash contributions from Ford..............................       47.3     200.0     215.1
  Cash dividends to Ford....................................   (1,928.7)   (318.0)   (288.1)
  Cash dividends paid on common stock.......................      (69.3)
  Retirement of long-term debt..............................     (395.2)   (354.4)   (188.9)
                                                              ---------   -------   -------
     Net cash provided from (used for) financing
       activities...........................................      357.1     (33.5)     90.8
Effect of foreign currency translation adjustment on cash...     (107.8)    (41.7)    153.8
                                                              ---------   -------   -------
Increase (decrease) in cash and cash equivalents............        3.6      (1.8)     (0.2)
Cash and cash equivalents at beginning of period............       (2.9)     (1.1)     (0.9)
                                                              ---------   -------   -------
Cash and cash equivalents at end of period..................  $     0.7   $  (2.9)  $  (1.1)
                                                              =========   =======   =======

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

     (2) Notes payable and long-term debt bear interest at rates from 5.25% to 8.58%. The estimated maturities of the notes outstanding, at December 31, 1996, during subsequent years were as follows (in millions):

1997........................................................  $212.4
1998........................................................   142.8
1999........................................................   129.9
2000........................................................    92.9
2001........................................................    60.4
                                                              ------
                                                              $638.4
                                                              ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 1997 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

                                                                      PAGE
                                                                      ----
        Report of Independent Accountants...........................   28
        Consolidated Statement of Earnings for the years ended
          December 31, 1996, 1995 and 1994..........................   29
        Consolidated Balance Sheet at December 31, 1996 and 1995....   30
        Consolidated Statement of Changes in Stockholders' Equity
          for the years ended December 31, 1996, 1995 and 1994......   31
        Consolidated Statement of Cash Flows for the years ended
          December 31, 1996,
          1995 and 1994.............................................   32
        Notes to consolidated financial statements..................   33

     (b) Reports on Form 8-K

        During the quarter ended December 31, 1996, First Capital filed a Current Report on Form 8-K dated October 15, 1996.

     (c) Exhibits

        EXHIBIT
         NUMBER
        -------
         3.1             Restated Certificate of Incorporation.(3.1)*
         3.2             By-laws.
         4.              Instruments with respect to issues of long-term debt have
                         not been filed as exhibits to this annual report on Form
                         10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the
                         registrant and its consolidated subsidiaries. Registrant
                         agrees to furnish to the Commission a copy of each such
                         instrument upon its request.
        10.1             Corporate Agreement between the Company and Ford(10.1)*
        10.2             Tax-Sharing Agreement between the Company and Ford(10.2)*
        10.3             Management Services Agreement between the Company and
                         Ford(10.3)*
        10.4             Trademark License Agreement between the Company and
                         Ford(10.4)*
        10.5             Form of Employment Agreement(10.5(a))*
        10.6             Form of Amended and Restated Employment Agreement(10.5(b))*
        10.7             Company's Equity Deferral Plan(10.7)*
        10.8             Company's Long-Term Equity Compensation Plan(10.8)*
        10.9             The Company's Phantom Stock Appreciation Right Plan
                         (1990-1993)(10.10)*
        10.10            The Company's Phantom Stock Appreciation Right Plan
                         (1993-1995)(10.10)*
        10.11            The Company's Corporate Annual Performance Plan(10.11)*
        10.12            The Company's Long-Term Performance Plan(10.12)*
        10.13            The Company's Executive Deferred Salary Plan(10.13)*
        10.14            The Company's Deferred Compensation Unit Plan
                         Agreement(10.14)*
        10.15            The Company's Executive Incentive Plan(10.15)*
        10.16            The Company's Supplemental Retirement Plan(10.16)*
        10.17            The Company's Excess Benefits Plan(10.17)*
        10.18            Ford Motor Company 1990 Long-Term Incentive Plan(10.18)*
        10.19            The Company's Long-Term Equity Compensation Plan Stock
                         Option Award Agreement  -- IPO.
        10.20            The Company's Long-Term Equity Compensation Plan Stock
                         Option Award Agreement -- 1996.
        12.              Computation of Ratio of Earnings to Fixed Charges.
        21.              Subsidiaries of the Registrant.
        23.              Consent of Independent Accountants.
        24.              Powers of Attorney.
        27.              Financial Data Schedule.

---------------

* Incorporated by reference to the exhibit listed in parenthesis contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSOCIATES FIRST CAPITAL CORPORATION

                                          By       /s/ KEVIN P. HEGARTY
                                            ------------------------------------
                                                 Senior Vice President and
                                                         Comptroller
                                                       March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ KEITH W. HUGHES*                   Chairman of the Board, Principal
-----------------------------------------------------    Executive Officer and Director
                  (Keith W. Hughes)

                /s/ J. CARTER BACOT*                   Director
-----------------------------------------------------
                  (J. Carter Bacot)

                  /s/ JOHN DEVINE*                     Director
-----------------------------------------------------
                    (John Devine)

               /s/ HAROLD D. MARSHALL*                 Director
-----------------------------------------------------
                (Harold D. Marshall)

              /s/ JOSEPH M. MCQUILLAN*                 Director
-----------------------------------------------------
                (Joseph M. McQuillan)

                /s/ H. JAMES TOFFEY*                   Director
-----------------------------------------------------
                  (H. James Toffey)

                /s/ KENNETH WHIPPLE*                   Director
-----------------------------------------------------
                  (Kenneth Whipple)

                 /s/ ROY A. GUTHRIE*                   Executive Vice President and
-----------------------------------------------------    Principal Financial Officer
                  (Roy A. Guthrie)

                /s/ KEVIN P. HEGARTY                   Senior Vice President, Comptroller
-----------------------------------------------------    and Principal Accounting Officer
                 (Kevin P. Hegarty)

                                                              March 25, 1997

     By signing his name hereto, Kevin P. Hegarty signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.

                                          *By      /s/ KEVIN P. HEGARTY
                                            ------------------------------------
                                                      Attorney-in-fact

                               INDEX TO EXHIBITS

                                                                                       SEQUENTIALLY
        EXHIBIT                                                                          NUMBERED
         NUMBER                                    EXHIBIT                                 PAGE
        -------                                    -------                             ------------
         3.1             Restated Certificate of Incorporation.(3.1)*
         3.2             By-laws.
         4.              Instruments with respect to issues of long-term debt have
                         not been filed as exhibits to this annual report on Form
                         10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the
                         registrant and its consolidated subsidiaries. Registrant
                         agrees to furnish to the Commission a copy of each such
                         instrument upon its request.
        10.1             Corporate Agreement between the Company and Ford(10.1)*
        10.2             Tax-Sharing Agreement between the Company and Ford(10.2)*
        10.3             Management Services Agreement between the Company and
                         Ford(10.3)*
        10.4             Trademark License Agreement between the Company and
                         Ford(10.4)*
        10.5             Form of Employment Agreement(10.5(a))*
        10.6             Form of Amended and Restated Employment Agreement(10.5(b))*
        10.7             Company's Equity Deferral Plan(10.7)*
        10.8             Company's Long-Term Equity Compensation Plan(10.8)*
        10.9             The Company's Phantom Stock Appreciation Right Plan (1990-
                         1993)(10.10)*
        10.10            The Company's Phantom Stock Appreciation Right Plan (1993-
                         1995)(10.10)*
        10.11            The Company's Corporate Annual Performance Plan(10.11)*
        10.12            The Company's Long-Term Performance Plan(10.12)*
        10.13            The Company's Executive Deferred Salary Plan(10.13)*
        10.14            The Company's Deferred Compensation Unit Plan
                         Agreement(10.14)*
        10.15            The Company's Executive Incentive Plan(10.15)*
        10.16            The Company's Supplemental Retirement Plan(10.16)*
        10.17            The Company's Excess Benefits Plan(10.17)*
        10.18            Ford Motor Company 1990 Long-Term Incentive Plan(10.18)*
        10.19            The Company's Long-Term Equity Compensation Plan Stock
                         Option Award Agreement  -- IPO.
        10.20            The Company's Long-Term Equity Compensation Plan Stock
                         Option Award Agreement -- 1996.
        12.              Computation of Ratio of Earnings to Fixed Charges.
        21.              Subsidiaries of the Registrant.
        23.              Consent of Independent Accountants.
        24.              Powers of Attorney.
        27.              Financial Data Schedule.

---------------

    * Incorporated by reference to the exhibit listed in parenthesis contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.