Form 10-Q
period 1997-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1997-05-13
CIK 7974

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1997

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

                                  972-652-4000
 (Registrant's telephone number, including area code)


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

 As of March 31, 1997, the registrant had 1,550,000,000 shares of Common Stock authorized, 90,773,299 shares of Class A Common Stock issued, of which 90,703,299 shares were outstanding, and 255,881,180 shares of Class B Common Stock issued and outstanding.

                 PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.


              ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF EARNINGS
                         (In Millions)


                                                      Three Months Ended
                                                           March 31
                                                      1997          1996

 REVENUE
   Finance charges                                  $1,761.7      $1,505.0

   Insurance premiums                                   99.1          93.1

   Investment and other income                          65.9          46.9

                                                     1,926.7       1,645.0

 EXPENSES
   Interest expense                                    637.4         580.5

   Operating expenses                                  531.2         461.2

   Provision for losses on finance receivables         344.5         252.3

   Insurance benefits paid or provided                  36.1          34.2

                                                     1,549.2       1,328.2

 EARNINGS BEFORE PROVISION FOR INCOME TAXES            377.5         316.8

 PROVISION FOR INCOME TAXES                            139.7         124.5

 NET EARNINGS                                       $  237.8      $  192.3

 EARNINGS PER SHARE*                                $   0.69      $   0.55


 *Based on 346.7 million weighted average shares outstanding and in whole dollars.




        See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                         (In Millions)

                                                    March 31     December 31
                                                      1997          1996

                             ASSETS

 CASH AND CASH EQUIVALENTS                          $   344.4     $   446.9
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 3                                            1,148.1       1,051.1
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 4      45,300.4      44,236.9
 OTHER ASSETS - NOTE 6                                2,417.9       2,533.5

     Total assets                                   $49,210.8     $48,268.4


              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                                 $17,897.7     $15,907.9
   Bank Loans                                           342.8       1,167.3
 ACCOUNTS PAYABLE AND ACCRUALS                        1,735.4       1,726.2
 LONG-TERM DEBT
   Senior Notes                                      23,250.7      23,604.0
   Subordinated and Capital Notes                       425.5         425.5
                                                     23,676.2      24,029.5

 STOCKHOLDERS' EQUITY
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized,
    90,773,299 shares issued                              0.9           0.9
   Class B Common Stock, $0.01 par value,
    400,000,000 shares authorized,
    255,881,180 shares issued and outstanding             2.6           2.6
   Paid-in Capital                                    4,007.6       4,007.5
   Retained Earnings                                  1,407.4       1,204.3
   Foreign Currency Translation Adjustments             154.4         222.8
   Unrealized Loss on Available-for-Sale
    Securities - NOTE 3                                 (11.0)         (0.6)
                                                      5,561.9       5,437.5
   Less 70,000 shares of Class A Common Stock
    in Treasury, at cost                                 (3.2)
     Total stockholders' equity                       5,558.7       5,437.5

     Total liabilities and stockholders' equity     $49,210.8     $48,268.4





        See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)

                                                      Three Months Ended
                                                           March 31
                                                      1997          1996

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                    $    237.8    $    192.3
   Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables        344.5         252.3
     Increase in accounts payable and accruals           53.6         169.0
     Depreciation and amortization                       69.8          53.6
     Increase in insurance policy and claims
      reserves                                           11.8          11.3
     Deferred income taxes                              (13.7)          6.0

     Net cash provided from operating activities        703.8         684.5

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased      (10,891.5)    (10,011.9)
   Finance receivables liquidated                     9,279.8       8,466.7
   (Increase) decrease in real estate loans held
    for sale                                             (7.6)          3.1
   Decrease (increase) in other assets                   34.0         (19.2)
   Purchases of available-for-sale securities          (131.8)       (270.8)
   Sales and maturities of available-for-sale
    securities                                           18.6         198.4

     Net cash used for investing activities          (1,698.5)     (1,633.7)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                           566.6       1,133.2
   Retirement of long-term debt                        (801.0)     (1,302.6)
   Increase in notes payable                          1,167.1       1,225.2
   Cash dividends to Ford                                            (140.0)
   Cash dividends paid on common stock                  (34.7)
   Purchase of Class A Common Stock in
    treasury                                             (3.2)

     Net cash provided from financing activities        894.8         915.8

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                    (2.6)        (40.7)

 DECREASE IN CASH AND CASH EQUIVALENTS                 (102.5)        (74.1)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       446.9         532.2

 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    344.4    $    458.1

 CASH PAID FOR:
   Interest                                        $    594.4    $    509.5

   Income taxes                                    $    118.2    $     10.2




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

 NOTE 2 - BASIS OF PRESENTATION

     On May 8, 1996 prior to an initial public offering of the common stock of First Capital, Ford contributed to First Capital, for stock, certain foreign finance operations that were managed by First Capital although owned by other Ford subsidiaries (the "Associates International Group"). The entities comprising Associates International Group had operations in Japan, the United Kingdom, Canada, Puerto Rico, Bermuda, Netherlands and Mexico. The effect of this contribution was retroactively included, on a fully consolidated basis, in the supplemental combined financial statements of First Capital as part of its initial public offering. These supplemental combined financial statements became the historical consolidated financial statements of First Capital. The contribution was accounted for in a manner similar to the pooling of interests method of accounting in accordance with generally accepted accounting principles.

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

 NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    DEBT SECURITIES

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1997 and December 31, 1996 was $1.1 billion and $1.0 billion, respectively. Amortized cost at March 31, 1997 and December 31, 1996 was $1.2 billion and $1.0 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

    EQUITY SECURITIES

     Equity security investments are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at March 31, 1997 and December 31, 1996 was $10.3 million. Historical cost at March 31, 1997 and December 31, 1996 was $7.8 million.

NOTE 4 - FINANCE RECEIVABLES

     At March 31, 1997 and December 31, 1996, finance receivables consisted of the following (in millions):
                                                    March 31     December 31
                                                      1997          1996

   Consumer Finance
     Home equity lending                            $16,965.5     $16,691.4
     Personal lending and retail sales finance        7,677.1       7,425.1
     Credit card                                      6,691.3       6,023.8
     Manufactured housing (1)                         1,066.9       1,262.7
                                                     32,400.8      31,403.0
   Commercial Finance
     Truck and truck trailer                          8,687.3       8,598.3
     Equipment                                        4,679.7       4,571.8
     Auto fleet leasing and other                     1,933.3       1,939.8
                                                     15,300.3      15,109.9

       Finance receivables, net of unearned
        finance income ("net finance receivables")   47,701.1      46,512.9

   Allowance for losses on finance receivables       (1,675.9)     (1,563.1)
   Insurance policy and claims reserves                (724.8)       (712.9)
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                    $45,300.4     $44,236.9

 (1) During the first quarter of 1997 and the year ended December 31, 1996, the Company securitized and sold approximately $400 million and $1.3 billion of manufactured housing finance receivables, respectively.

     From time to time, subsidiaries of the Company have sold manufactured housing and recreational vehicles receivables through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the receivables. Receivables sold with servicing retained were $2.6 billion at March 31, 1997.

     In March 1997, First Capital acquired a portfolio of credit card receivables from The Bank of New York. J. Carter Bacot, a director of the Company, is chairman and chief executive officer of The Bank of New York.
 The Bank of New York and the Company are not otherwise affiliated. The fair market value of such assets acquired totaled approximately $800 million. The transaction was accounted for as a purchase.

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

     During the first quarter of 1997, First Capital signed an agreement with Texaco Refining and Marketing, Inc. and its affiliate, Star Enterprise, to purchase proprietary credit card receivables and stock in the approximate amount of $700 million. This transaction was completed in May 1997. Also during the first quarter of 1997, the Company signed an agreement with J.C. Penney, Inc. to purchase approximately $740 million in bankcard credit card receivables. This transaction was completed in April 1997.

 NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                        Three Months Ended      Year Ended
                                             March 31           December 31
                                        1997          1996          1996

   Balance at beginning of period     $1,563.1      $1,268.6     $ 1,268.6
     Provision for losses                344.5         252.3       1,086.5
     Recoveries on receivables
      charged off                         53.0          36.2         147.2
     Losses sustained                   (328.2)       (212.1)     (1,032.5)
     Reserves of acquired businesses
      and other                           43.5          23.8          93.3
   Balance at end of period           $1,675.9      $1,368.8     $ 1,563.1

 NOTE 6 - OTHER ASSETS

     The components of other assets at March 31, 1997 and December 31, 1996 were as follows (in millions):
                                        March 31        December 31
                                          1997             1996

   Goodwill                             $1,221.1         $1,282.5
   Property and equipment                  265.4            261.3
   Collateral held for resale              177.9            169.1
   Other                                   753.5            820.6
     Total other assets                 $2,417.9         $2,533.5

 NOTE 7 - DEBT RESTRICTIONS

     Associates, the Company's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

    LIMITATION ON PAYMENT OF DIVIDENDS

     A restriction contained in one issue of Associates debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $382.4 million was available for dividends at March 31, 1997.

   LIMITATION ON MINIMUM TANGIBLE NET WORTH

     A restriction contained in certain revolving credit agreements requires Associates to maintain a minimum tangible net worth, as defined, of $2.0 billion. At March 31, 1997, Associates tangible net worth was approximately $4.9 billion.

 NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges of First Capital for the three months ended March 31, 1997 and 1996 was 1.59 and 1.54, respectively. For purposes of such computation, the term "earnings" represents earnings before provision for income taxes, plus fixed charges. The term "fixed charges" represents interest expense and a portion of rentals representative of an implicit interest factor for such rentals.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

 Results of Operations

     Net earnings for the three-month period ended March 31, 1997 were $237.8 million, a 24% increase over the same period in the previous year. The increase in earnings was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset an increase in the provision for losses on finance receivables.

     Finance charge revenue, on a dollar basis, increased for the three months ended March 31, 1997, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.82% for the first quarter of 1997 compared to 14.91% for the same period in 1996. The decrease in the Finance Charge Ratio is principally due to decreases in finance charge rates, primarily in the Company's foreign operations, on outstanding loans which vary with market rates, partially offset by changes in the product mix.

     Interest expense increased for the first quarter of 1997 compared to 1996, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase due to growth was partially offset by a decline in the Company's average short- and long-term borrowing rates, principally due to changes in market conditions. As a result, the Company's total average borrowing rate for the first quarter of 1997 was 6.08% compared to 6.45% for the same period in the prior year.

     As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $1,124.3 million for the first quarter of 1997 compared to $924.5 million for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 9.46% compared to 9.30% for the same period in the prior year. The 1996 net margin ratio has been restated to exclude certain one-time charges related to the Company's initial public offering. The principal cause of the increase in the Company's net interest margin ratio was the decline in the Company's total average borrowing rate.

     First quarter operating expenses were greater in 1997 than in 1996 reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses divided by total revenue net of interest expense and insurance benefits paid or provided, improved to 42.4% for the first three months of 1997 from 44.8% for the same period in the prior year.

     The Company's provision for losses increased from $252.3 million during the first quarter of 1996 to $344.5 million for the same period in 1997, principally due to increased net credit losses. Total net credit losses as a percentage of average net receivables (the "Loss Ratio") were 2.31% for the first quarter of 1997 compared to 1.74% for the same period in 1996. The Loss Ratio increased in most of the Company's portfolios, primarily driven by increased losses resulting from consumer bankruptcies.

     The provision for income taxes expressed in dollars increased for the three-month period ended March 31, 1997 compared to the first quarter of 1996, principally as a result of an increase in pretax earnings. The effective tax rates for the three-month periods ended March 31, 1997 and March 31, 1996 were 37.0% and 39.3%, respectively. The change in the effective tax rate from the first quarter of 1996 compared to the first quarter of 1997 was principally due to an increase in the amount of estimated foreign tax credits available to the Company related to estimated taxes paid or accrued by the Company on its Japan-based earnings.

 Financial Condition

     Net finance receivables managed by the Company grew $1.7 billion (13.8% annualized) during the first quarter of 1997 compared to $1.4 billion (13.8% annualized) for the same period in 1996. Managed net finance receivables at March 31, 1997 includes approximately $2.6 billion of securitized manufactured housing and recreational vehicle receivables. The Company had growth in substantially all of its product lines during the first quarter of 1997. Of the total growth, approximately 71% was from major acquisitions, principally the acquisition of a credit card portfolio.

     Total 60+days contractual delinquency was 2.25% of gross finance receivables at March 31, 1997, which was higher than the 1.78% at March 31, 1996 and 2.20% at December 31, 1996. The increase in contractual delinquency was principally due to less favorable trends in economic conditions including, among other factors, the increased leverage of consumer borrowers. The aforementioned increases in net credit losses and uncertainty in economic conditions led the Company to increase its allowance for losses to 3.51% of net finance receivables at March 31, 1997 compared to 3.36% at December 31, 1996. The allowance for losses divided by net credit losses (trailing four quarters) was 1.70 times losses at March 31, 1997 compared to 2.09 times losses and 1.77 times losses at March 31, 1996 and December 31, 1996, respectively. Management believes the allowance for losses at March 31, 1997 is sufficient to provide adequate coverage against losses in its portfolios.

     During the three months ended March 31, 1997, stockholders' equity increased principally as a result of the aforementioned increase in net earnings. The increase was partially offset by unrealized foreign currency translation losses of $68.4 million, principally related to the Company's yen- denominated net investment in its Japan operation. Stockholders' equity was also adjusted during the three-month period for unrealized losses on its insurance subsidiaries' investments in marketable debt securities of $10.4 million and purchases of treasury stock of $3.2 million. The Company also paid a cash dividend of $.10 per share, or $34.7 million, during the first quarter of 1997, of which $27.9 million was paid to Ford.

     As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the three-month period ended March 31, 1997 was 1.94%, 17.36% and 22.46%, respectively. This compares to a return on average assets, average equity and average tangible equity for the three months ended March 31, 1996 of 1.92%, 16.56% and 22.33%, respectively. The 1996 returns have been restated to exclude certain one-time charges related to the Company's initial public offering which was consummated in May, 1996.

LIQUIDITY/CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity in the U.S. and internationally to ensure that funds are available at all times to meet the Company's commitments.

     The principal sources of cash for the Company are proceeds from issuance of short- and long-term debt and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowings, to support its operations.

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

     At March 31, 1997, the Company had short- and long-term debt outstanding of $18.2 billion and $23.7 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private borrowings made by the Company's foreign subsidiaries.
 During the three months ended March 31, 1997 and 1996, the Company raised debt aggregating $0.5 billion and $1.1 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's domestic operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At
 March 31, 1997, these short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $13.9 billion, which represented 80% of net short-term indebtedness outstanding at March 31, 1997.

     Interest rate risk is measured and controlled through the use of two different techniques; static gap analysis and financial forecasting, both of which incorporate assumptions as to future events. The Company's gap position is defined as the sum of floating rate asset balances and principal payments on fixed rate assets, less the sum of floating rate liability balances and principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from three months to five years. The Company seeks to maintain a positive one-year gap position within a range of 15% of total earnings assets, although the one-year gap position is not necessarily illustrative of the gap position at shorter or longer time horizons. The Company's twelve-month gap indicates that a greater percentage of assets than liabilities reprice within a one-year time frame. Generally, the combination of a positive gap position and a rising rate environment will result in assets repricing to higher rates more quickly than liabilities, thereby producing wider lending spreads over a given time frame. Conversely, the combination of a positive gap and a falling rate environment will generally result in narrowing lending spreads over a given time frame. The Company believes that its portfolio has repricing characteristics that mitigate the impact of rate movements over both the short- and long-term. In addition to the gap analysis, the Company uses financial forecasting to evaluate the impact on earnings under a variety of scenarios that may incorporate changes in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate spread relationships and changes in the volumes and rates of various asset and liability categories.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

     Management believes that the Company has limited exposure to exchange rate risk related to its foreign operations. At March 31, 1997, approximately 10% of the Company's revenues and 14% of its consolidated net earnings were denominated in foreign currencies, principally the Japanese yen. Prior to 1995, the Japanese yen had generally appreciated against the U.S. dollar, which had a positive impact on the translated value of the Company's yen-denominated investment in Japan to its consolidated equity and translated value of Japanese earnings to the Company's consolidated earnings. From 1995 through March 1997, the value of the Japanese yen has generally depreciated against the U.S. dollar, which has had the opposite impact on consolidated equity and earnings.

     The Company has historically considered currency hedging as a tool to manage foreign exchange risk on predictable cash flows between the U.S. and its foreign subsidiaries. However, it has not been the historical practice of the Company to hedge its net investment in such subsidiaries, and therefore at March 31, 1997 the Company was exposed to unrealized translation adjustments that arise from movements in foreign currencies, principally the yen. During the first quarter of 1997, the Company began taking measures to hedge a portion of its net investment in its Japanese subsidiary, principally through the use of foreign currency exchange contracts.

 Year 2000 Compliance

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

 Recent Accounting Pronouncements

      In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new requirements for the computation, presentation and disclosure of earnings per share information effective for financial statements issued for periods ending after December 15, 1997, including interim periods. On adoption, it will require the restatement of all prior period earnings per share data. The Company will adopt SFAS 128 in the fourth quarter of 1997. At such time, all prior period earnings per share data will be restated. The adoption of SFAS 128 is not expected to have a significant effect on the Company's previously reported earnings per share data.
                  PART II - OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS.

        None to report.

 ITEM 2.    CHANGES IN SECURITIES.

       None to report.

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

       None to report.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None to report.

 ITEM 5.    OTHER INFORMATION.

       None to report.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)       Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27) Financial Data Schedule.

       (b)       Reports on Form 8-K

          During the first quarter ended March 31, 1997, First Capital filed a Current Report on Form 8-K dated January 28, 1997 announcing financial results for the year ended December 31, 1996.

                           SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           May 13, 1997

                           ASSOCIATES FIRST CAPITAL CORPORATION
                                       (registrant)





                           By/s/   Kevin P. Hegarty
                             Senior Vice President, Comptroller and
                              Principal Accounting Officer

                              INDEX TO EXHIBITS



  SEQUENTIALLY
  EXHIBIT
 NUMBERED
  NUMBER                    EXHIBIT                                    PAGE

 -----------------------------------------------------------------------------
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------