Form 10-Q
period 1997-06-30
ASSOCIATES FIRST CAPITAL CORP
filed 1997-08-14
CIK 7974

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1997
                                  --------------
                               OR

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

 As of June 30, 1997, the registrant had 1,550,000,000 shares of Common Stock authorized, 90,773,299 shares of Class A Common Stock issued, of which 90,579,947 shares were outstanding, and 255,881,180 shares of Class B Common Stock issued and outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF EARNINGS
               ----------------------------------
            (In Millions, Except Per Share Amounts)

                                Six Months Ended        Three Months Ended
                                    June 30                  June 30
                                1997        1996        1997          1996
                                ----------------        ------------------
 REVENUE
   Finance charges            $3,634.1    $3,072.6    $1,872.4      $1,567.6

   Insurance premiums            204.4       193.6       105.3         100.5

   Investment and other
    income                       137.7        95.8        71.8          48.9
                              --------    --------    --------      --------

                               3,976.2     3,362.0     2,049.5       1,717.0

 EXPENSES
   Interest expense            1,317.0     1,174.0       679.6         593.5

   Operating expenses          1,102.8       944.4       571.6         483.2

   Provision for losses on
    finance receivables          717.1       528.0       372.6         275.7

   Insurance benefits paid
    or provided                   72.8        71.2        36.7          37.0
                              --------    --------    --------      --------
                               3,209.7     2,717.6     1,660.5       1,389.4
                              --------    --------    --------      --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES               766.5       644.4       389.0         327.6

 PROVISION FOR INCOME TAXES      283.7       251.9       144.0         127.4
                              --------    --------    --------      --------
 NET EARNINGS                 $  482.8    $  392.5    $  245.0      $  200.2
                              ========    ========    ========      ========
 EARNINGS PER SHARE           $   1.39    $   1.13    $   0.71      $   0.58
                              ========    ========    ========      ========
 WEIGHTED AVERAGE SHARES
  OUTSTANDING                    346.5       346.7       346.4         346.7
                              ========    ========    ========      ========




        See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                   --------------------------
                     (Dollars In Millions)

                                                     June 30     December 31
                                                       1997         1996
                                                     -------     -----------
                             ASSETS
 CASH AND CASH EQUIVALENTS                          $   148.3     $   446.9
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 3                                            1,157.8       1,051.1
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 4      49,019.5      44,236.9
 OTHER ASSETS - NOTE 6                                2,715.6       2,533.5
                                                    ---------     ---------
     Total assets                                   $53,041.2     $48,268.4
                                                    =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                                 $19,293.8     $15,907.9
   Bank Loans                                           448.0       1,167.3
 ACCOUNTS PAYABLE AND ACCRUALS                        1,640.8       1,726.2
 LONG-TERM DEBT
   Senior Notes                                      25,412.2      23,604.0
   Subordinated and Capital Notes                       425.4         425.5
                                                    ---------     ---------
                                                     25,837.6      24,029.5

 STOCKHOLDERS' EQUITY
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized,
    90,773,299 shares issued                              0.9           0.9
   Class B Common Stock, $0.01 par value,
    400,000,000 shares authorized,
    255,881,180 shares issued and outstanding             2.6           2.6
   Paid-in Capital                                    4,005.6       4,007.5
   Retained Earnings                                  1,617.8       1,204.3
   Foreign Currency Translation Adjustments             205.4         222.8
   Unrealized Loss on Available-for-Sale
    Securities - NOTE 3                                  (2.5)         (0.6)
                                                    ---------     ---------
                                                      5,829.8       5,437.5
                                                    ---------     ---------
   Less 193,352 shares of Class A Common
    Stock in Treasury in 1997, at cost                   (8.8)
                                                    ---------     ---------
     Total stockholders' equity                       5,821.0       5,437.5
                                                    ---------     ---------
     Total liabilities and stockholders' equity     $53,041.2     $48,268.4
                                                    =========     =========



        See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
              ------------------------------------
                         (In Millions)

                                                       Six Months Ended
                                                           June 30
                                                      1997          1996
                                                      ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                    $    482.8    $    392.5
   Adjustments to net earnings for noncash items:
     Provision for losses on finance receivables        717.1         528.0
     Depreciation and amortization                      150.2         100.5
     Increase in insurance policy and claims
      reserves                                           35.3          33.9
     Deferred income taxes                              (30.3)        (40.3)
     (Decrease) increase in accounts payable and
      accruals                                          (37.5)         34.2
     Unrealized gain on trading securities               (0.9)         (0.1)
   Sales and maturities of trading securities             4.7           0.7
                                                   ----------    ----------
     Net cash provided from operating activities      1,321.4       1,049.4
                                                   ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased      (25,249.5)    (21,036.1)
   Finance receivables liquidated                    19,699.6      17,134.3
   Acquisitions of other finance businesses, net                      (71.7)
   Purchases of available-for-sale securities          (174.0)       (190.3)
   Sales and maturities of available-for-sale
    securities                                           60.2          75.3
   (Increase) decrease in real estate loans
    held for sale                                       (10.8)          7.4
   Increase in other assets                            (285.1)       (133.4)
                                                   ----------    ----------
     Net cash used for investing activities          (5,959.6)     (4,214.5)
                                                   ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                         3,809.1       2,197.0
   Retirement of long-term debt                      (2,032.6)     (1,753.5)
   Increase in notes payable                          2,650.6       2,741.8
   Cash dividends to Ford                                          (1,897.3)
   Cash dividends paid on Common Stock                  (69.3)
   Sale of Class A Common Stock                                     1,850.0
   Capital contributions                                               47.3
   Treasury stock and other                             (10.7)
                                                   ----------    ----------
     Net cash provided from financing activities      4,347.1       3,185.3
                                                   ----------    ----------
 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                    (7.5)        (68.2)
                                                   ----------    ----------
 DECREASE IN CASH AND CASH EQUIVALENTS                 (298.6)        (48.0)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       446.9         532.2
                                                   ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    148.3    $    484.2
                                                   ==========    ==========
 CASH PAID FOR:
   Interest                                        $  1,334.2    $  1,212.0
                                                   ==========    ==========
   Income taxes                                    $    362.7    $    244.6
                                                   ==========    ==========


         See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
 NOTE 1 - THE COMPANY

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a majority-owned subsidiary of Ford FSG, Inc. and a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). Associates Corporation of North America ("Associates") is the principal U.S.-based operating subsidiary of First Capital. AIC Corporation ("AIC") is the principal foreign-based subsidiary of First Capital and operates in Japan.

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

 NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    DEBT SECURITIES

     The Company invests in debt securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in debt securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at June 30, 1997 and December 31, 1996 was $1,151.3 million and $1,040.8 million, respectively. Amortized cost at June 30, 1997 and December 31, 1996 was $1,155.0 million and $1,041.6 million, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

    EQUITY SECURITIES

     The Company invests in equity securities, principally units of the Fidelity Magellan Fund, which are recorded at market value. The Company classifies its investments in equity securities as trading securities and includes in earnings unrealized gains or losses on such securities. The estimated market value at June 30, 1997 and December 31, 1996 was $6.5 million and $10.3 million, respectively. Historical cost at June 30, 1997 and December 31, 1996 was $4.4 million and $7.8 million, respectively.

                 ASSOCIATES FIRST CAPITAL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            -----------------------------------------
NOTE 4 - FINANCE RECEIVABLES

     At June 30, 1997 and December 31, 1996, finance receivables consisted of the following (in millions):

                                                     June 30    December 31
                                                       1997        1996
                                                     -------    -----------
   Consumer Finance
     Home equity lending                            $17,547.2    $16,691.4
     Personal lending and retail sales finance        8,385.4      7,425.1
     Credit card                                      8,240.4      6,023.8
     Manufactured housing <F1>                        1,373.8      1,262.7
                                                    ---------    ---------
                                                     35,546.8     31,403.0
                                                    ---------    ---------
   Commercial Finance
     Truck and truck trailer                          8,970.6      8,598.3
     Equipment                                        4,887.4      4,571.8
     Auto fleet leasing and other <F1>                2,212.4      1,939.8
                                                    ---------    ---------
                                                     16,070.4     15,109.9
                                                    ---------    ---------
       Finance receivables, net of unearned
        finance income ("net finance receivables")   51,617.2     46,512.9

   Allowance for losses on finance receivables       (1,849.5)    (1,563.1)
   Insurance policy and claims reserves                (748.2)      (712.9)
                                                    ---------     --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                    $49,019.5    $44,236.9
                                                    =========    =========

  <F1> During the six months ended June 30, 1997 and the year ended
   December 31, 1996, the Company securitized and sold approximately $400 million and $1.3 billion of manufactured housing finance receivables, respectively, and approximately $180 million and $200 million of recreational vehicle receivables, respectively.

     From time to time, subsidiaries of the Company have sold manufactured housing and recreational vehicles receivables through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the receivables. Receivables sold with servicing retained were $2.5 billion at June 30, 1997.

     In May 1997, the Company completed its previously announced   acquisition
of proprietary credit card receivables and stock from Texaco   Refining and
Marketing, Inc. and its affiliate, Star Enterprise.  The fair value of the assets acquired was approximately $704 million.  The transaction was accounted for as a purchase.

     In April 1997, the Company completed its previously announced acquisition of bankcard credit card receivables from J. C. Penney, Inc.
The fair value of the assets acquired was approximately $700 million.
The transaction was accounted for as a purchase.

     In March 1997, First Capital acquired a portfolio of bankcard credit card receivables from The Bank of New York. The fair market value of such assets acquired totaled approximately $800 million. The transaction was accounted for as a purchase. J. Carter Bacot, a director of the Company, is chairman and chief executive officer of The Bank of New York. The Bank of New
York and the Company are not otherwise affiliated.

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

              ASSOCIATES FIRST CAPITAL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------

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

 NOTE 5 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):


                                         Six Months Ended      Year Ended
                                             June 30           December 31
                                        1997          1996        1996
                                        ------------------     -----------
   Balance at beginning of period     $1,563.1      $1,268.6    $ 1,268.6
     Provision for losses                717.1         528.0      1,086.5
     Recoveries on receivables
      charged off                        104.8          73.9        147.2
     Losses sustained                   (688.9)       (456.0)    (1,032.5)
     Reserves of acquired businesses
      and other                          153.4          54.5         93.3
                                      --------      --------    ---------
   Balance at end of period           $1,849.5      $1,469.0    $ 1,563.1
                                      ========      ========    =========

 NOTE 6 - OTHER ASSETS

     The components of other assets at June 30, 1997 and December 31, 1996 were as follows (in millions):

                                           June 30      December 31
                                            1997           1996
                                           -------      -----------
   Goodwill                                $1,198.8      $1,206.4
   Property and equipment                     308.1         261.3
   Collateral held for resale                 192.7         169.1
   Relocation client advances                 185.7         159.3
   Operating agreements and other             110.7          97.8
   Securitization assets                       91.9          73.5
   Other                                      627.7         566.1
                                           --------      --------
     Total other assets                    $2,715.6      $2,533.5
                                           ========      ========

 NOTE 7 - DEBT RESTRICTIONS

     Associates, the Company's principal operating subsidiary, is subject to various limitations under the provisions of its outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

    LIMITATION ON PAYMENT OF DIVIDENDS
    ----------------------------------
     A restriction contained in one issue of Associates debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on Associates Common Stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains.
Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $495.3 million was available for dividends at June 30, 1997.
              ASSOCIATES FIRST CAPITAL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------
    LIMITATION ON MINIMUM TANGIBLE NET WORTH
    ----------------------------------------
     A restriction contained in certain revolving credit agreements   requires
Associates to maintain a minimum tangible net worth, as defined,   of $2.0
billion.  At June 30, 1997, Associates tangible net worth was   approximately
$5.2 billion.

 NOTE 8 - RATIO OF EARNINGS TO FIXED CHARGES

    The ratio of earnings to fixed charges of First Capital for the six months ended June 30, 1997 and 1996 was 1.58 and 1.54, respectively.  For
purposes of such computation, the term "earnings" represents earnings   before
provision for income taxes, plus fixed charges.  The term "fixed   charges"
represents interest expense and a portion of rentals   representative of an
implicit interest factor for such rentals.

 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to a variety of market risks, including the effects of movements in foreign exchange rates on its foreign currency denominated investments, principally yen-based, and the effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and results of operations. The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments have to date been limited to forward currency exchange agreements, currency swap agreements, interest rate swap agreements and treasury lock agreements. It is the Company's policy not to engage in the use of derivative financial instruments for speculative or trading purposes.

     The Company manages its exposure to counterparties credit risk by limiting its total position with any single counterparty and monitoring the financial condition of each counterparty. In the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's financial exposure is limited to the fair value of the agreement. Estimated fair values of such agreements are determined by the Company using available market information and present value-based valuation methods.

     At June 30, 1997, the Company had foreign currency forward exchange agreements wherein the Company is obligated to deliver yen in exchange for U.S. dollars at varying times over the next three years. The aggregate notional amount of these agreements at June 30, 1997 was $1,059.9 million. The fair value (measured as the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the contract) of such agreements at June 30, 1997 was ($57.3) million. At December 31, 1996, the Company had one agreement in the notional amount of $68.5 million, with a fair value of $5.7 million. Such agreements have been designated for accounting purposes as a hedge of the Company's net investment in AIC. Accordingly, unrealized translation gains and losses on such agreements are recorded, net of tax, as a separate component of stockholders' equity and the economic discounts on such agreements are recognized over the life of the underlying contracts on a straight-line basis as an adjustment to interest expense.

     At June 30, 1997, the Company had foreign currency swap agreements wherein the Company is obligated to deliver a specific foreign currency, principally yen and sterling, in exchange for U.S. dollars at varying times over the next 3 months. The aggregate notional amount of these agreements at June 30, 1997 was $266.4 million. The fair value (measured as the difference between the spot rate at the balance sheet date and the spot rate at the date of inception of the contract) of such agreements at June 30, 1997 was ($4.1) million. The Company had no currency swap agreements at December 31, 1996. Such agreements have been designated by the Company for accounting purposes as hedges of specific intercompany debt obligations with its foreign subsidiaries, principally AIC. Accordingly, the differential paid or received by the Company is recognized as an adjustment to interest expense over the term of the underlying debt obligation. The cost of such agreements is recognized over the life of the underlying contract on a straight-line basis as an adjustment to interest expense.

     Interest rate swap agreements and treasury lock agreements are used by the Company to hedge the effect of interest rate movements on present and anticipated debt issuances of the Company. Such agreements are executed as an integral element of specific or anticipated financing transactions. On interest rate swap agreements, the differential paid or received by the Company is recognized as an adjustment to interest expense over the term of

              ASSOCIATES FIRST CAPITAL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------
the underlying financing transaction. On treasury lock agreements, the differential paid or received by the Company on maturity of such agreements is recognized as an adjustment to interest expense over the term of the underlying financing transaction. The aggregate notional amount of interest rate swap and treasury lock agreements at June 30, 1997 was $1,796.7 million. The fair value of such agreements at June 30, 1997 was $1.7 million. Interest rate swap and treasury lock agreements mature on varying dates over the next five years and five months, respectively. The Company had $40.2 million of interest rate swap agreements at December 31, 1996 with a fair value of $1.7 million.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

 Results of Operations

     Net earnings for the six-month period ended June 30, 1997 were $482.8 million, a 23% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1997 were $245.0 million, an increase of 22% over the same period in the previous year. The increase in net earnings in both comparative periods was principally due to growth in net finance receivables, an improvement in the ratio of net interest margin to average net receivables and an increase in operating expense efficiency, all of which more than offset increases in the provision for losses on net finance receivables.

     Finance charge revenue, on a dollar basis, increased for the six- and three-months ended June 30, 1997, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.84% and 14.86% for the six- and three-months ended June 30, 1997, respectively. This compares to 14.85% and 14.82% for the comparable periods in 1996. The changes in the composite portfolio finance charge ratios for both comparative periods were primarily due to changes in the mix of net finance receivables, principally toward a higher percentage of unsecured net finance receivables to total net finance receivables, during the period.

     Interest expense, on a dollar basis, increased for the six- and three-month periods ended June 30, 1997 compared to the same periods in 1996, primarily due to an increase in average debt outstanding for each of the comparative periods, principally resulting from the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase in interest expense due to growth was partially offset by the benefit of a reduction in the Company's total average borrowing rate, in both comparable periods. The Company's total average borrowing rate was 6.06% and 6.16% for the six- and three-month periods in 1997, respectively, compared to 6.35% and 6.21% for the same periods in 1996. The Company's total average borrowing rates declined principally due to favorable market conditions that allowed the Company to replace maturing long-term debt and add incremental long-term debt at lower prevailing market rates, and to a modest shift toward a higher percentage of short-term debt as a percentage of total debt. Short-term debt rates were lower than long-term debt rates in the comparable periods.

     As a result of the aforementioned changes in finance charge revenue and interest expense, the Company's net interest margin increased to $2.3 billion and $1.2 billion for the six- and three-month periods ended June 30, 1997, respectively, compared to $1.9 billion and $974.1 million for the comparable periods in the prior year. The Company's net interest margin expressed as a ratio to average net finance receivables also improved to 9.46% and 9.47% for the six- and three-month periods ended June 30, 1997, respectively, compared to 9.29% for both periods in the prior year. The 1996 net interest margin ratios have been adjusted to exclude certain one-time charges related to the Company's initial public offering. While the Company benefited from a shift in portfolio mix toward a higher percentage of unsecured net finance receivables, which typically have a higher interest rate than secured net finance receivables, the principal cause of the increase in the Company's net interest margin ratio, in each period, was the aforementioned decline in the Company's total average borrowing rate.

     Six- and three-month operating expenses for the periods ended June 30, 1997 were higher on a dollar basis than in the corresponding periods in 1996, reflecting growth in the size of the Company. However, operating expense efficiency, measured as the ratio of total operating expenses to

               ASSOCIATES FIRST CAPITAL CORPORATION
               -----------------------------------
total revenue net of interest expense and insurance benefits paid or provided, improved to 42.6% and 42.9% for the six- and three-month periods ended June 30, 1997, respectively, compared to 44.6% and 44.5% for the same periods in the prior year.

     The Company's provision for losses increased from $528.0 million for the first six months of 1996 to $717.1 million for the same period in 1997. The provision for losses for the three-month period ended June 30, 1997 increased from $275.7 million in the prior-year period to $372.6 million for the current period. In both cases, the provision increased principally as a result of increased net credit losses. Total net credit losses as a percentage of average net finance receivables (the "Loss Ratio") were 2.38% and 2.45% for the six- and three-month periods ended June 30, 1997, respectively, compared to 1.85% and 1.95% for the same periods in 1996. The increase in the Loss Ratio in both periods was principally due to a shift toward a higher percentage of unsecured net finance receivables and to increased net credit losses across substantially all of the Company's portfolios. Unsecured finance receivables generally have higher loss ratios than secured finance receivables. Company management attributes the overall increase in net credit losses to a number of factors including the elevated leverage of consumer borrowers and the increased use of bankruptcy to extinguish debt obligations.

   As a result of the aforementioned increase in net credit losses, the Company increased its allowance for losses to 3.58% of net finance receivables at June 30, 1997 compared to 3.36% of net finance receivables at December 31, 1996. The allowance for losses divided by net credit losses (trailing four quarter losses), one measurement used by Company management to assess the adequacy of the allowance for losses, was 1.70 times losses at June 30, 1997 compared to 1.77 times losses at December 31, 1996. Company management believes the allowance for losses at June 30, 1997 is sufficient to provide adequate coverage against losses in its portfolios.

   The provision for income taxes, expressed in dollars, increased for both the six- and three-month periods ended June 30, 1997 compared to the same periods in 1996, principally as a result of an increase in pretax earnings. The effective tax rate for the six- and three-month periods of 1997 was 37.01%, compared to 39.09% and 38.88% for the comparable periods of 1996. The decline in the effective tax rates for each period in 1997 compared to 1996 was principally due to the amount of foreign tax credits available to the Company under its tax sharing agreement with Ford related to estimated taxes paid or accrued by the Company on its Japan-based earnings.

 Financial Condition

     Net finance receivables managed by the Company grew $5.5 billion (22.5% annualized) and $3.8 billion (30.1% annualized) during the six- and three-month periods ended June 30, 1997, respectively, compared to $4.6 billion (23.2% annualized) and $3.2 billion
(31.5% annualized) for the same periods in 1996. Managed net finance receivables at June 30, 1997 includes approximately $2.5 billion of securitized manufactured housing and recreational vehicle receivables. The Company had growth in substantially all of its product lines in both periods. However, of the total growth, 56% in the six-month period and 49% in the three-month period, resulted from significant acquisitions, principally of credit card portfolios.

     Composite 60+days contractual delinquency was 2.25% of gross finance receivables at June 30, 1997, which was higher than the 2.20% at December 31, 1996. The increase in the composite delinquency ratio was principally due to shifts in the mix of the Company's finance receivables portfolios and increased delinquency in several of the Company's individual portfolios. However, a number of the Company's portfolios experienced declines in 60+days contractual delinquency at June 30, 1997 compared to December 31, 1996.

     During the six months ended June 30, 1997, stockholders' equity increased principally as a result of the aforementioned increase in net earnings. The increase was partially offset by dividends paid to shareholders totaling $69.3 million, unrealized foreign currency translation losses of $17.4 million, principally related to the Company's yen-denominated investment in its Japan operation and treasury stock acquisitions and other capital account activity.

     As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the six-month period ended June 30, 1997 was 1.91%, 17.28% and 22.24%, respectively. This compares to a return on average assets, average equity and average tangible equity for the six months ended June 30, 1996 of 1.83%, 18.87% and 26.97%, respectively. The 1996 returns have been restated to exclude certain one-time


               ASSOCIATES FIRST CAPITAL CORPORATION
               -----------------------------------

charges related to the Company's initial public offering which was consummated in May, 1996.

 LIQUIDITY/CAPITAL RESOURCES

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity in the U.S. and internationally to ensure that funds are available at all times to meet the Company's commitments.

     The principal sources of cash for the Company are proceeds from issuance of short- and long-term debt and cash provided from the Company's operations. Management believes that the Company has sufficient liquidity, from a combination of cash provided from operations and external borrowings,to support its operations.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that the Company is able to meet its obligations. The Company's U.S. operations are principally funded through domestic and international borrowings made by Associates and, to a lesser extent, borrowings made directly by the Company. The Company's foreign subsidiaries are principally financed through private debt borrowings made directly by each foreign entity in its transactional currency and, to a lesser extent, fully hedged intercompany borrowings.

     At June 30, 1997, the Company had short- and long-term debt outstanding of $19.7 billion and $25.8 billion, respectively. Short-term debt principally consists of commercial paper issued by the Company and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private borrowings made by the Company's foreign subsidiaries. During the six- and three-month periods ended June 30, 1997 and 1996, the Company raised debt aggregating $3.8 billion and $3.3 billion, and $2.2 billion and $1.1 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1997, these short-term bank lines, revolving credit facilities and receivable purchase facilities totaled $14.4 billion. This amount was allocated as short-term debt for purposes of providing 75% coverage for Associates of $13.2 billion and First Capital of $0.9 billion. First Capital's foreign subsidiaries utilized the remaining $0.3 billion.

     Additionally, the Company believes it has access to other sources of liquidity, which to date it has either accessed only on a limited basis, such as securitization of assets, or has not accessed, such as the issuance of alternative forms of capital, including preferred stock.

     The Company is exposed to a variety of market risks, including the effects of movements in foreign exchange rates on its foreign currency denominated investments, principally yen-based, and the effects of movements in interest rates on the Company's future borrowing costs. These exposures are monitored and managed by the Company as an integral part of its overall risk management program, the principal goal of which is to reduce the potential impact of such exposures on the Company's financial position and results of operations. The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments have to date been limited to forward currency exchange and currency swap agreements, interest rate swap agreements and treasury lock agreements. It is the Company's policy not to engage in the use of derivative financial instruments for speculative or trading purposes. See NOTE 9 for a further discussion of the Company's use of derivative financial instruments.

 Year 2000 Compliance

    The Company has a formal program to ensure it will be year 2000 compliant. The ultimate cost of this program has not been and is not

               ASSOCIATES FIRST CAPITAL CORPORATION
               -----------------------------------

anticipated to be material to the Company's financial position or results of operations.

 Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new requirements for the computation, presentation and disclosure of earnings per share information effective for financial statements issued for periods ending after December 15, 1997, including interim periods. On adoption, it will require the restatement of all prior period earnings per share data. The Company will adopt SFAS 128 in the fourth quarter of 1997. At such time, all prior period earnings per share data will be restated. The adoption of SFAS 128 is not expected to have a significant effect on the Company's previously reported earnings per share data. Under the new standard, basic and diluted earnings per share would have been reported at $1.39 and $0.71 for the six- and three-month periods ended June 30, 1997, respectively.

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

                  PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

       None to report.

ITEM 2.    CHANGES IN SECURITIES.

       None to report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

       None to report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Company held its annual meeting of stockholders on May 29, 1997.

        (b) The Company's stockholders elected Keith W. Hughes, J. Carter Bacot, John M. Devine, Harold D. Marshall, H. James Toffey, Jr. and Kenneth Whipple to the Board of Directors. No other directors terms continued after this meeting.

        (c) The Company's stockholders voted for the election of directors listed in paragraph (b), as follows:

                          Director                   Number of Votes

                    Keith W. Hughes                   1,360,776,075
                    J. Carter Bacot                   1,360,806,397
                    John M. Devine                    1,360,808,910
                    Harold D. Marshall                1,360,817,803
                    H. James Toffey, Jr.              1,361,013,772
                    Kenneth Whipple                   1,360,809,240

     The Company's stockholders voted on the approval of the Company's Incentive Compensation Plan, as follows:

          Votes For            Votes Against          Abstain

        1,348,575,602            6,714,068            113,553

     The Company's Incentive Compensation Plan provides the terms under which annual performance pay, stock options, performance shares and performance units, restricted stock and stock appreciation rights may be granted to certain officers, directors and other employees of the Company.

     The Company's stockholders also voted on the approval of the selection by the Audit Committee of Coopers and Lybrand L.L.P. as the Company's independent public accountants for 1997, as follows:

          Votes For            Votes Against          Abstain

        1,361,254,759              23,870             40,846

     The Company's stockholders did not vote on any other matters at the Company's annual meeting of stockholders.

        (d) Not applicable.

ITEM 5.   OTHER INFORMATION.

        None to report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)     Exhibits

          (12) Computation of Ratio of Earnings to Fixed Charges.

          (27) Financial Data Schedule.

       (b)     Reports on Form 8-K

          During the second quarter ended June 30, 1997, First Capital filed a Current Report on Form 8-K dated April 15, 1997, related to the release of first quarter earnings.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               August 13, 1997

                               ASSOCIATES FIRST CAPITAL CORPORATION
                                           (registrant)





                               By/s/   Kevin P. Hegarty
                                 Senior Vice President, Comptroller and
                                  Principal Accounting Officer

                              INDEX TO EXHIBITS



 SEQUENTIALLY
 NUMBERED

 NUMBER                    EXHIBIT                                    PAGE

 -----------------------------------------------------------------------------
   12      -- Computation of Ratio of Earnings to Fixed Charges
   27      -- Financial Data Schedule

  ------------