Form 10-Q
period 1998-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1998-05-13
CIK 7974

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1998

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

 As of March 31, 1998, the registrant had 1,550,000,000 shares of Common Stock authorized, 90,773,299 shares of Class A Common Stock issued, of which 90,647,428 shares were outstanding, and 255,881,180 shares of Class B Common Stock issued and outstanding.

                 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

             ASSOCIATES FIRST CAPITAL CORPORATION
              CONSOLIDATED STATEMENT OF EARNINGS
            (In Millions, Except Per Share Amounts)


                                                     Three Months Ended
                                                          March 31
                                                     1998          1997
                                                     ----          ----
 REVENUE
   Finance charges                                 $2,045.0      $1,761.7

   Insurance premiums                                 112.4          99.1

   Investment and other income                         73.7          65.9
                                                    -------       -------
                                                    2,231.1       1,926.7

 EXPENSES
   Interest expense                                   757.3         637.4

   Operating expenses                                 620.0         531.2

   Provision for losses on finance
    receivables - NOTE 7                              365.0         344.5

   Insurance benefits paid or provided                 42.8          36.1
                                                   --------       -------
                                                    1,785.1       1,549.2
                                                   --------       -------
 EARNINGS BEFORE PROVISION FOR INCOME TAXES           446.0         377.5

 PROVISION FOR INCOME TAXES                           165.0         139.7
                                                   --------      --------
 NET EARNINGS                                      $  281.0      $  237.8
                                                   ========      ========

 NET EARNINGS PER SHARE - NOTE 3
    Basic                                          $   0.81      $   0.69
                                                   ========      ========
    Diluted                                        $   0.81      $   0.68
                                                   ========      ========

         See notes to consolidated financial statements.
              ASSOCIATES FIRST CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
                     (Dollars In Millions)

                                                 March 31     December 31
                                                   1998          1997
                                                 --------     -----------
                             ASSETS

 CASH AND CASH EQUIVALENTS                       $   681.7     $   433.2
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 5                                         1,406.9       1,242.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 6   54,825.9      52,482.1
 OTHER ASSETS - NOTE 8                             3,653.5       3,075.0
                                                 ---------     ---------
     Total assets                                $60,568.0     $57,232.7
                                                 =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                              $22,904.3     $19,483.5
   Bank Loans                                        636.6       1,487.1
 ACCOUNTS PAYABLE AND ACCRUALS                     2,069.8       1,765.5
 LONG-TERM DEBT
   Senior Notes                                   28,028.5      27,802.6
   Subordinated and Capital Notes                    425.4         425.4
                                                 ---------     ---------
                                                  28,453.9      28,228.0

 STOCKHOLDERS' EQUITY
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized,
    90,773,299 shares issued                           0.9           0.9
   Class B Common Stock, $0.01 par value,
    400,000,000 shares authorized,
    255,881,180 shares issued and outstanding          2.6           2.6
   Paid-in Capital                                 4,000.4       4,004.6
   Retained Earnings                               2,343.6       2,097.4
   Accumulated Other Comprehensive Income
    - NOTE 4                                         169.8         172.6
   Less 125,871 and 156,526 shares of
    Class A Common Stock held at cost in
    Treasury in 1998 and 1997, respectively          (13.9)         (9.5)
                                                 ---------     ---------
     Total stockholders' equity                    6,503.4       6,268.6
                                                 ---------     ---------
     Total liabilities and stockholders' equity  $60,568.0     $57,232.7
                                                 =========     =========



        See notes to consolidated financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)
                                                   Three Months Ended
                                                        March 31
                                                     1998          1997
                                                     ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $    281.0    $    237.8
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     365.0         344.5
     Depreciation and amortization                    95.4          69.8
     Unrealized gain on trading securities            (7.0)
     Purchases of trading securities                (253.6)
     Sales and maturities of trading securities       30.1
     Increase in accounts payable and accruals        93.3          53.6
     Increase in insurance policy and claims
      reserves                                         6.9          11.8
     Deferred income taxes                           (33.3)        (13.7)
                                                ----------    ----------
       Net cash provided from operating
        activities                                   577.8         703.8
                                                ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (12,362.6)    (10,891.5)
   Finance receivables liquidated                 10,287.6       8,704.7
   Finance receivables sold                          234.9         575.1
   Acquisitions of other finance businesses, net    (300.6)
   (Increase) decrease in other assets              (375.0)         26.4
   Purchases of available-for-sale securities       (229.2)       (131.8)
   Sales and maturities of available-for-sale
    securities                                       290.4          18.6
                                                 ----------    ----------

       Net cash used for investing
        activities                                (2,454.5)     (1,698.5)
                                                ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      1,604.7         566.6
   Retirement of long-term debt                   (1,667.2)       (801.0)
   Increase in notes payable                       2,213.4       1,167.1
   Cash dividends                                    (34.7)        (34.7)
   Treasury stock and other                           (8.6)         (3.2)
                                                ----------    ----------
     Net cash provided from financing
      activities                                   2,107.6         894.8

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                 17.6          (2.6)
                                                ----------    ----------
 INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS     248.5        (102.5)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          433.2         446.9
                                                ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    681.7    $    344.4
                                                ==========    ==========
 CASH PAID FOR:
   Interest                                     $    681.5    $    594.4
                                                ==========    ==========
   Income taxes                                 $     10.3    $    118.2
                                                ==========    ==========
         See notes to consolidated financial statements.

          ASSOCIATES FIRST CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - THE COMPANY

   Prior to April 7, 1998, Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, was a majority-owned subsidiary of Ford FSG, Inc. and a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in the Company in the form of a tax-free distribution of its First Capital shares to Ford common and class B stockholders. Effective with the distribution, First Capital is no longer a subsidiary of Ford.

   Associates Corporation of North America ("Associates") is the principal U.S.-based operating subsidiary of First Capital. AIC
 Corporation, with operations in Japan, and Associates Capital Corporation of Canada are the principal foreign-based operating subsidiaries of First Capital.


 NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

   The accompanying consolidated financial statements consolidate First Capital and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

   In the opinion of the management of First Capital, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 NOTE 3 - EARNINGS PER SHARE

   Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                             Three Months Ended
                                                  March 31
                                              1998         1997
   Basic net earnings per share:
        Net earnings                              $281.0       $237.8
        Weighted average shares outstanding        346.6        346.7
                                                $ 0.81       $ 0.69

   Diluted net earnings per share:
        Net earnings                              $281.0       $237.8
        Weighted average shares outstanding
       plus assumed conversions                  348.8        347.8
                                                $ 0.81       $ 0.68

   Calculation of weighted average shares
    outstanding plus assumed conversions:
      Weighted average shares outstanding        346.6        346.7
      Effect of dilutive options                   2.2          1.1
                                                 348.8        347.8




 NOTE 4 - COMPREHENSIVE INCOME

 The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet. The components of accumulated other comprehensive income are as follows (in millions):

                                                 March 31    December 31
                                                   1998          1997

   Foreign currency translation adjustments        $168.3        $168.2
      Net unrealized gain on available-for-sale
       securities                                     1.5           4.4
         Accumulated other comprehensive income    $169.8        $172.6

 Comprehensive income for the three-month period ended March 31, 1998 and 1997 consisted of the following components (in millions):

                                               Three Months Ended
                                                       March 31
                                                   1998         1997

      Net earnings                                 $281.0      $237.8
      Foreign currency translation adjustments        0.1       (68.4)
      Unrealized loss on available-for-sale
       securities                                    (2.9)      (10.4)
         Comprehensive income                      $278.2      $159.0


 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    AVAILABLE-FOR-SALE SECURITIES

   The Company invests in debt and asset-backed securities, principally bonds and notes held by the Company's insurance subsidiaries, with the intention of holding them to maturity. However, if market conditions change, the Company may sell these securities prior to maturity. Accordingly, the Company classifies its investments in these securities as available-for-sale securities and adjusts its recorded value to market. The estimated market value at March 31, 1998 and December 31, 1997 was $1.0 billion and $1.1 billion, respectively. Amortized cost at March 31, 1998 and December 31, 1997 was $1.0 billion and $1.1 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

    TRADING SECURITIES

   Trading securities, principally preferred stock, are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 1998 and December 31, 1997 was $361.5 million and $131.0 million, respectively. Historical cost at March 31, 1998 and December 31, 1997 was $354.0 million and $126.7 million, respectively.


 NOTE 6- FINANCE RECEIVABLES

    At March 31, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                                 March 31     December 31
                                                   1998          1997
   Consumer Finance
     Home equity lending                        $19,755.0      $18,796.0
     Personal lending and retail sales
      finance                                     9,224.5        8,731.6
     Credit card                                  7,787.7        8,211.7
     Manufactured housing                         2,185.0        1,669.4
                                                 38,952.2       37,408.7
   Commercial Finance
     Truck and truck trailer                     10,043.5        9,688.9
     Equipment                                    5,632.7        5,300.5
     Fleet leasing                                1,577.0        1,551.1
     Recreational vehicles                          483.8          444.0
     Warehouse lending and other                    942.1          822.4
                                                 18,679.1       17,806.9
       Finance receivables, net of unearned
        finance income ("net finance
         receivables")                           57,631.3       55,215.6
   Allowance for losses on finance receivables   (2,014.9)      (1,949.9)
   Insurance policy and claims reserves            (790.5)        (783.6)
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                $54,825.9      $52,482.1

     SECURITIZATION OF FINANCE RECEIVABLES

    During the year ended December 31, 1997, the Company securitized and sold approximately $800 million of manufactured housing retail finance receivables and approximately $533 million of recreational vehicle retail finance receivables, respectively. In addition, during the first quarter of 1998, approximately $235 million of home equity lending receivables were securitized and sold by the Company. No significant gains or losses were recorded on these transactions.

    The Company retains the servicing responsibilities for its securitized receivables. At March 31, 1998 and December 31, 1997 $3.0 billion and $2.9 billion, respectively, of receivables sold with servicing retained were managed by the Company.

    ACQUISITIONS

    In February 1998, the Company acquired Beneficial Canada Holdings Incorporated, the Canadian consumer finance subsidiary of Beneficial Corporation. The fair market value of total assets acquired and liabilities assumed was approximately $1.0 billion and $716 million, respectively. The transaction was accounted for as a purchase.

    In January 1998, the Company acquired CEF Limited, a United Kingdom based equipment finance organization. The fair market value of total assets acquired and liabilities assumed was approximately $172 million and $164 million, respectively. The transaction was accounted for as a purchase.

    The pro forma effect of the above acquisitions was not material to the financial statements.


 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

    Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Three Months Ended      Year Ended
                                          March 31           December 31
                                     1998          1997          1997

   Balance at beginning of period  $1,949.9      $1,563.1      $1,563.1
     Provision for losses             365.0         344.5       1,378.1
     Recoveries on receivables
      charged off                      59.0          53.0         224.9
     Losses sustained                (394.6)       (328.2)     (1,454.0)
     Reserves of acquired
      businesses and other             35.6          43.5         237.8
   Balance at end of period        $2,014.9      $1,675.9     $ 1,949.9


 NOTE 8 - OTHER ASSETS

    The components of other assets at March 31, 1998 and December 31, 1997 were as follows (in millions):
                                        March 31        December 31
                                          1998             1997

   Goodwill                             $1,094.3           $1,104.0
   Notes and other receivables             700.0              533.0
   Finance receivables held for sale       421.6              268.8
   Property and equipment                  406.7              383.2
   Other intangible assets                 340.1              107.5
   Collateral held for resale              251.7              225.3
   Relocation client advances              112.4              140.6
   Other                                   326.7              312.6
     Total other assets                 $3,653.5           $3,075.0


 NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

    Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as a hedge of the Company's yen-based net investments. Under these agreements, the Company is obligated to deliver yen in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at March 31, 1998 and December 31, 1997 was $1.8 billion and $921.8 million, respectively. The fair value of such agreements at March 31, 1998 and December 31, 1997 was $144.9 million and $97.6 million, respectively.

    Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific debt obligations. Under these agreements, the Company is obligated to deliver or receive a specific foreign currency in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at both March 31, 1998 and December 31, 1997 was $1.1 billion. The fair value of such agreements at March 31, 1998 and December 31, 1997 was $31.8 million and $28.8 million, respectively.

    Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at March 31, 1998 and December 31, 1997 was $2.5 billion and $2.0 billion, respectively. The fair value of such agreements at March 31, 1998 and December 31, 1997 was $(4.3) million and $(7.3) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 4 years and 7 months, respectively.

    Treasury futures and option contracts are used to minimize income fluctuations on preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and options contracts at March 31, 1998 was $185.3 million and $1.5 million, respectively. Such contracts mature in June 1998.


 NOTE 10 - SUBSEQUENT EVENT

    In April 1998, the Company acquired DIC Finance Co. Ltd., the ninth-largest consumer finance company in Japan. The estimated market value of the assets acquired and liabilities assumed was approximately $1.6 billion and $1.3 billion, respectively.

    In April 1998, the Company announced an agreement to purchase substantially all of the owned and managed assets of SPS Transaction Services, Inc. Upon closing, this acquisition will add approximately $2.3 billion in credit card receivables to the Company.

     Both of the above acquisitions will be accounted for as purchases.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

 Results of Operations

    Net earnings for the three-month period ended March 31, 1998 were $281.0 million, an 18% increase over the same period in the previous year. The increase in earnings was principally due to revenue from the growth in net finance receivables, partially offset by an increase in the provision for losses on finance receivables.

    Finance charge revenue increased for the three months ended March 31, 1998, compared to the same period in the prior year, principally as a result of growth in average net finance receivables outstanding. Finance charge revenue as a percentage of average net finance receivables (the "Finance Charge Ratio") was 14.53% for the first quarter of 1998 compared to 14.82% for the same period in 1997. The decrease in the Finance Charge Ratio was principally due to a shift toward a higher percentage of secured receivables as a percentage of total receivables. Secured receivables generally have lower finance charge rates than unsecured receivables.

    Interest expense increased for the first quarter of 1998 compared to the same period in 1997, primarily due to an increase in average debt outstanding related to the aforementioned growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The Company's total average borrowing rate of 6.02% for the first quarter of 1998 declined from 6.08% for the same period in the prior year. The decline in the average borrowing rate was primarily caused by a decline in market rates and a modest shift toward a higher percentage of floating rate debt as a percentage of total debt. Floating rate debt rates were lower than long-term debt fixed rates in each period.

    As a result of the above fluctuations, the Company's net interest margin increased to $1.3 billion for the first quarter of 1998 compared to $1.1 billion for the prior-year period. The Company's net interest margin expressed as a ratio to average net finance receivables declined to 9.15% from 9.46% for the same period in the prior year.

    First quarter operating expenses were higher in 1998 than in 1997 reflecting the growth in the size of the Company. Operating expenses as a percentage of average net receivables declined slightly to 4.40% in the first quarter of 1998, compared to 4.47% in the prior year reflecting management's efforts to closely manage operating expense growth.
 Operating expense efficiency, measured as the ratio of total operating expenses divided by total revenue net of interest expense and insurance benefits paid or provided was 43.3% for the first three months of 1998 and 42.4% in the same period in the prior year. The change in operating expense efficiency was primarily driven by the aforementioned decrease in the Finance Charge Ratio.

    The Company's provision for losses increased from $344.5 million during the first quarter of 1997 to $365.0 million for the same period in 1998. Total net credit losses as a percentage of average net receivables (the "Loss Ratio") were 2.38% for the first quarter of 1998 compared to 2.31% for the same period in 1997, primarily due to increased losses in the Company's unsecured portfolios. Unsecured portfolio loss increases were primarily driven by high consumer debt levels and increased bankruptcies.

    The provision for income taxes increased for the three-month period ended March 31, 1998 compared to the first quarter of 1997, principally as a result of an increase in pretax earnings. The effective tax rate for both three-month periods ended March 31, 1998 and March 31, 1997 was 37.0%.

 Financial Condition

    Net finance receivables managed by the Company grew $2.6 billion (18.1% annualized) during the first quarter of 1998 compared to growth of $1.7 billion (13.8% annualized) in the same period of 1997. The Company had growth in substantially all of its product lines during the first quarter of 1998. Of the total 1998 first quarter growth, approximately 56% was from internal sources, and the remaining 44% was from acquisitions.

    Composite 60+days contractual delinquency was 2.26% of gross finance receivables at March 31, 1998, comparable to 2.23% at December 31, 1997 and 2.25% at March 31, 1997. Accordingly, the allowance for losses to net finance receivables of 3.50% at March 31, 1998 is comparable to the 3.53% at December 31, 1997. The allowance for losses divided by net credit losses (trailing four quarters) was 1.56 at March 31, 1998 compared to 1.59 and 1.70 at December 31, 1997 and March 31, 1997, respectively. Company management believes the allowance for losses at March 31, 1998 is sufficient to provide adequate coverage against losses in its portfolios.

    During the three months ended March 31, 1998, stockholders' equity increased principally as a result of net earnings, partially offset by dividends paid to stockholders of $34.7 million.

    As a result of the aforementioned, the Company's return on average assets, average equity and average tangible equity for the three-month period ended March 31, 1998 was 1.91%, 17.61% and 21.31%, respectively. This compares to a return on average assets, average equity and average tangible equity for the three months ended March 31, 1997 of 1.94%, 17.36% and 22.06%, respectively.

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

    The Company's principal sources of cash are proceeds from issuance of short- and long-term debt, asset securitizations and cash provided from the Company's operations. Management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

    A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings made by Associates, asset securitizations and, to a lesser extent, borrowings made directly by the Company. The Company's foreign subsidiaries are principally financed through private and public debt borrowings in the transactional currency and, to a lesser extent, fully hedged intercompany borrowings.

    At March 31, 1998, the Company had short- and long-term debt outstanding of $23.5 billion and $28.5 billion, respectively. Short-term debt principally consists of commercial paper issued by Associates and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the three months ended March 31, 1998 and 1997, the Company raised debt aggregating $1.6 billion and $566.6 million, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1998, these bank lines, revolving credit facilities and receivable purchase facilities totaled $16.6 billion. These facilities provide 75% backup coverage for Associates short-term debt of $14.5 billion and First Capital of $1.4 billion. First Capital's foreign subsidiaries were allocated the remaining $709 million of which $281 million was available.

    The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the increased use of asset securitization.
 Through March 31, 1998, asset securitizations have been limited to the manufactured housing and recreational vehicle receivable portfolios and, beginning in the first quarter of 1998, the home equity lending receivable portfolio.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of market risks, including the effects of movements in interest rates and foreign currency. Interest rate and foreign exchange rate exposures are monitored and managed by the Company as an integral part of its overall risk management program. The principal goal of the Company's risk management program is to reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company utilizes derivative financial instruments as part of its overall risk management program. See NOTE 9 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments.
                  PART II - OTHER INFORMATION

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

    The Company hereby incorporates into this report by reference to its form 10-K for the year ended December 31, 1997 the cautionary statements found on pages 27-28 of such form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits
           3(ii) By-Laws of Associates First Capital Corporation.
           10    Amended and Restated Tax Sharing Agreement dated as of
                 February 19, 1998 between the Registrant and Ford
                 Motor Company.
           12    Computation of Ratio of Earnings to Fixed Charges.
           27    Financial Data Schedule.

       (b) Reports on Form 8-K

       During the first quarter ended March 31, 1998, First Capital filed a Current Report on Form 8-K dated January 20, 1998 (announcing financial results for the year ended December 31, 1997); February 13, 1998 (announcing the election of new Directors and other corporate matters); March 2, 1998 and March 19, 1998 (related to the acquisitions of Beneficial Holdings Canada Corporation and DIC Finance, respectively); and March 3, 1998 (announcing final approval of Ford's spin-off of the Company).




                           SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         May 13, 1998

         ASSOCIATES FIRST CAPITAL CORPORATION
                     (registrant)




         By/s/ John F. Stillo
           Senior Vice President, Comptroller and
             Principal Accounting Officer

                          INDEX TO EXHIBITS



  SEQUENTIALLY
  NUMBERED

  NUMBER                    EXHIBIT                                    PAGE


-----------------------------------------------------------------------------
    3.2     -- Bylaws as amended March 2, 1998
    10      -- Amended and Restated Tax Sharing Agreement
    12      -- Computation of Ratio of Earnings to Fixed Charges
    27      -- Financial Data Schedule

   ------------