Form 10-Q
period 1998-06-30
ASSOCIATES FIRST CAPITAL CORP
filed 1998-08-14
CIK 7974

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1998
                                  --------------
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

 As of June 30, 1998, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized; 346,729,677 shares of Class A Common Stock issued, of which 346,285,431 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.

               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)

                               Six Months Ended      Three Months Ended
                                   June 30                June 30
                               1998        1997      1998          1997
                           ----        ----      ----          ----
 REVENUE
   Finance charges           $3,926.8   $3,634.1   $1,881.8    $1,872.4

   Insurance premiums           216.5      204.4      104.1       105.3

   Investment and other
    income                      382.9      137.7      309.2        71.8
                             --------    -------    -------     -------
                              4,526.2    3,976.2    2,295.1     2,049.5

 EXPENSES
   Interest expense           1,542.8    1,317.0      785.5       679.6

   Operating expenses         1,291.4    1,102.8      671.4       571.6

   Provision for losses on
    finance receivables
    - NOTE 7                    707.8      717.1      342.8       372.6

   Insurance benefits paid
    or provided                  73.3       72.8       30.5        36.7
                              -------    -------    -------      ------
                              3,615.3    3,209.7    1,830.2     1,660.5
                              -------    -------    -------     -------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES              910.9      766.5      464.9       389.0

 PROVISION FOR INCOME TAXES     337.0      283.7      172.0       144.0
                             --------   --------   --------    --------
 NET EARNINGS                $  573.9   $  482.8   $  292.9    $  245.0
                             ========   ========   ========    ========
 NET EARNINGS PER SHARE
  - NOTE 3
   Basic                     $   1.66   $   1.39   $   0.85    $   0.71
                             ========   ========   ========    ========
   Diluted                   $   1.65   $   1.39   $   0.84    $   0.71
                             ========   ========   ========    ========



         See notes to consolidated financial statements.
               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                  June 30     December 31
                                                    1998         1997
                                                  -------     -----------

                              ASSETS

 CASH AND CASH EQUIVALENTS                        $   364.8    $   433.2
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTES 5 and 6                                   5,263.2      1,242.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves - NOTE 6    53,051.8     52,482.1
 OTHER ASSETS - NOTE 8                              4,730.3      3,075.0
                                                  ---------    ---------
     Total assets                                 $63,410.1    $57,232.7
                                                  =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $23,236.0    $19,483.5
   Bank Loans                                         674.8      1,487.1
 ACCOUNTS PAYABLE AND ACCRUALS                      2,124.8      1,765.5
 LONG-TERM DEBT
   Senior Notes                                    30,269.1     27,802.6
   Subordinated and Capital Notes                     425.4        425.4
                                                  ---------    ---------
                                                   30,694.5     28,228.0

 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 350,000 shares
    authorized, no shares issued or
    outstanding - NOTE 12
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized,
    346,729,677 and 90,773,299 shares issued
    in 1998 and 1997, respectively                      3.5          0.9
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding in 1998 and
    255,881,180 shares issued and outstanding
    in 1997 - NOTE 11                                                2.6
   Paid-in Capital                                  4,002.1      4,004.6
   Retained Earnings                                2,602.0      2,097.4
   Accumulated Other Comprehensive Income
    - NOTE 4                                          110.1        172.6
   Less 444,246 and 156,526 shares of
    Class A Common Stock held at cost in
    Treasury in 1998 and 1997, respectively           (37.7)       (9.5)
                                                  ---------    --------
     Total stockholders' equity                     6,680.0      6,268.6
                                                  ---------    ---------
     Total liabilities and stockholders' equity   $63,410.1    $57,232.7
                                                  =========    =========
         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                                                    Six Months Ended
                                                        June 30
                                                   1998          1997
                                                   ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $    573.9    $    482.8
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     707.8         717.1
     Depreciation and amortization                   177.7         150.2
     Unrealized gain on trading securities            (4.4)         (0.9)
     Purchases of trading securities                (550.7)
     Sales and maturities of trading securities       82.6           4.7
     Increase (decrease) in accounts payable
      and accruals                                   123.8         (37.5)
     Increase in insurance policy and claims
      reserves                                        11.7          35.3
     Deferred income taxes                            (6.0)        (30.3)
                                                ----------     ---------
       Net cash provided from operating
        activities                                 1,116.4       1,321.4
                                                ----------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (26,356.1)    (25,249.5)
   Finance receivables liquidated                 21,274.0      19,109.6
   Finance receivables sold                        2,234.9         590.0
   Acquisitions of other finance businesses, net    (925.1)
   Increase in other assets                         (912.0)       (295.9)
   Purchases of available-for-sale securities       (569.0)       (174.0)
   Sales and maturities of available-for-sale
    securities                                       436.3          60.2
                                                ----------    ----------
       Net cash used for investing activities     (4,817.0)     (5,959.6)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      4,177.6       3,809.1
   Retirement of long-term debt                   (2,585.6)     (2,032.6)
   Increase in notes payable                       2,071.6       2,650.6
   Cash dividends                                    (69.3)        (69.3)
   Proceeds from exercise of stock options            12.7           3.7
   Treasury stock and other                          (28.2)        (14.4)
                                                 ---------      --------
       Net cash provided from financing
        activities                                 3,578.8       4,347.1

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                 53.4          (7.5)
                                            ----------     ---------
 DECREASE IN CASH AND CASH EQUIVALENTS               (68.4)       (298.6)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          433.2         446.9
                                                ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    364.8    $    148.3
                                                ==========    ==========




         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - THE COMPANY

    Prior to April 7, 1998, Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, was a majority-owned subsidiary of Ford FSG, Inc. and a majority indirect-owned subsidiary of Ford Motor Company ("Ford"). As described in NOTE 11, on April 7, 1998, Ford completed a spin-off of its interest in the Company in the form of a tax-free distribution of its First Capital shares to Ford Common and Class B stockholders. Effective with the distribution, First Capital is no longer a subsidiary of Ford.

 NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

    The accompanying consolidated financial statements present the consolidated financial position and operating results of First Capital and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

    In the opinion of the management of First Capital, all adjustments necessary to present fairly the results of operations and financial position have been made and are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

 NOTE 3 - EARNINGS PER SHARE

    Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                  Six Months Ended    Three Months Ended
                                        June 30              June 30
                             1998         1997   1998          1997
                                  ----         ----   ----          ----
   Basic net earnings per share:
     Net earnings                 $573.9     $482.8   $292.9      $245.0
                                  ------     ------   ------      ------
     Weighted average shares
      outstanding                  346.5      346.5    346.4       346.4
                                  ------     ------   ------      ------
                                  $ 1.66     $ 1.39   $ 0.85      $ 0.71
                             ======     ======   ======      ======
    Diluted net earnings per share:
     Net earnings                 $573.9     $482.8   $292.9      $245.0
                                  ------     ------   ------      ------

    Weighted average shares
      outstanding plus assumed
      conversions                  348.7      347.7    348.6       347.5
                                  ------     ------   ------      ------
                                  $ 1.65     $ 1.39   $ 0.84      $ 0.71
                                  ======     ======   ======      ======
   Calculation of weighted average
    shares outstanding plus
    assumed conversions:
     Weighted average shares
      outstanding                  346.5      346.5    346.4      346.4
     Effect of dilutive securities   2.2        1.2      2.2        1.1
                                  ------     ------   ------     ------
                                   348.7      347.7    348.6      347.5
                                  ======     ======   ======     ======

 NOTE 4 - COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards
 No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet. The components of accumulated other comprehensive income are as follows (in millions):

                                                June 30     December 31
                                                  1998         1997
                                         -------     -----------
    Foreign currency translation adjustments     $104.6        $168.2
    Net unrealized gain on available-for-sale
     securities                                     5.5           4.4
                                                 ------        ------
      Accumulated other comprehensive income     $110.1        $172.6
                                                 ======        ======

    Comprehensive income for the six- and three-month periods ended June 30, 1998 and 1997 consisted of the following components (in millions):

                                   Six Months Ended    Three Months Ended
                                        June 30             June 30
                                  1998        1997    1998          1997
                             ----        ----    ----          ----
   Net earnings                   $573.9    $482.8    $292.9      $245.0
    Foreign currency translation
     adjustments                   (63.6)    (17.4)    (63.7)       51.0
    Net unrealized gain (loss) on
     available-for-sale securities   1.1     ( 1.9)      4.0         8.5
                                  ------    ------    ------     ------
      Comprehensive income        $511.4    $463.5    $233.2      $304.5
                                  ======    ======    ======      ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

    Available-for-sale securities consist of bonds and notes held by the Company's insurance subsidiaries, and as described in NOTE 6, retained securitization interests. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value and amortized cost at June 30, 1998 and December 31, 1997 was $4.7 billion and $1.1 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   TRADING SECURITIES

    Trading securities, principally preferred stock, are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at June 30, 1998 and December 31, 1997 was $603.6 million and $131.0 million, respectively. Historical cost at June 30, 1998 and December 31, 1997 was $587.0 million and $126.7 million, respectively.

 NOTE 6 - FINANCE RECEIVABLES

    At June 30, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                                  June 30     December 31
                                                   1998          1997
                                                  -------     -----------
   Consumer Finance
     Home equity lending                         $20,850.3     $18,796.0
     Personal lending and retail sales
      finance                                     10,365.2       8,731.6
     Credit card                                   2,632.5       8,211.7
     Manufactured housing                          2,714.8       1,669.4
                                                 ---------     ---------
                                                  36,562.8      37,408.7
                                                 ---------     ---------
   Commercial Finance
     Truck and truck trailer                      10,312.3       9,688.9
     Equipment                                     5,790.9       5,300.5
     Fleet leasing                                 1,602.8       1,551.1
     Recreational vehicles                           430.7         444.0
     Warehouse lending and other                     996.3         822.4
                                                 ---------      --------
                                                  19,133.0      17,806.9
                                                 ---------      --------

       Finance receivables, net of unearned
        finance income ("net finance
        receivables")                             55,695.8      55,215.6
   Allowance for losses on finance receivables    (1,848.7)     (1,949.9)
   Insurance policy and claims reserves             (795.3)       (783.6)
                                                  --------      --------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                 $53,051.8     $52,482.1
                                                 =========     =========

    SECURITIZATION OF FINANCE RECEIVABLES

    During the year ended December 31, 1997, the Company securitized and sold approximately $800 million of manufactured housing retail finance receivables and approximately $533 million of recreational vehicle retail finance receivables, respectively. In addition, during the first quarter of 1998, approximately $235 million of home equity lending receivables were securitized and sold. No significant gains or losses were recorded on these transactions.

    In the second quarter of 1998, approximately $5.2 billion of the Company's U.S. bankcard credit card receivables were securitized and sold to a master trust. The Company received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. As described in NOTE 5, retained securitization interests are classified as available-for-sale securities on the consolidated balance sheet. No significant gain or loss was recorded on this transaction.

     The Company provides servicing for securitized receivables. At June 30, 1998 and December 31, 1997, total finance receivables managed by the Company consisted of the following (in millions):

                                                 June 30      December 31
                                                  1998           1997
                                            -------      -----------
   Consumer Finance
     Home equity lending                        $21,050.8      $18,796.0
     Personal lending and retail sales
      finance                                    10,365.2        8,731.6
     Credit card                                  7,887.8        8,323.7
     Manufactured housing                         4,423.9        3,526.9
                                                ---------      ---------
                                                 43,727.7       39,378.2
                                                ---------      ---------
  Commercial Finance
     Truck and truck trailer                     10,312.3        9,688.9
     Equipment                                    5,790.9        5,300.5
     Fleet leasing                                1,602.8        1,551.1
     Recreational vehicles                        1,881.8        1,665.4

     Warehouse lending and other                    996.3          822.4
                                                ---------      ---------
                                                 20,584.1       19,028.3
                                                ---------      ---------
         Managed finance receivables            $64,311.8      $58,406.5
                                                =========      =========
    ACQUISITIONS

    In April 1998, the Company acquired DIC Finance Co. Ltd., a consumer finance company based in Japan. The fair market value of total assets acquired and liabilities assumed was approximately $1.9 billion and $1.3 billion, respectively.

    In February 1998, the Company acquired Beneficial Canada Holdings Incorporated, the Canadian consumer finance subsidiary of Beneficial Corporation. The fair market value of total assets acquired and liabilities assumed was approximately $1.0 billion and $716 million, respectively.

    Each of the above acquisitions was accounted for as a purchase. The pro forma effect of these acquisitions is not material to the consolidated financial statements.

    In addition, in April 1998 the Company announced an agreement to purchase substantially all of the assets of SPS Transaction Services, Inc. Upon closing, this acquisition will add approximately $2.3 billion in managed credit card receivables to the Company. This transaction is expected to close in the third or fourth quarter of 1998, subject to regulatory approval.

 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

    Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                      Six Months Ended       Year Ended
                                          June 30            December 31
                                     1998          1997          1997
                                     ----          ----      -----------
   Balance at beginning of period  $ 1,949.9     $1,563.1     $ 1,563.1
     Provision for losses              707.8        717.1       1,378.1
     Recoveries on receivables
      charged off                      102.2        104.8         224.9
     Losses sustained                 (743.8)      (688.9)     (1,454.0)
     Reserves of receivables
      sold(1)                         (334.7)
     Reserves of acquired
      businesses and other             167.3        153.4         237.8
                                   ---------     --------     ---------
   Balance at end of period        $ 1,848.7     $1,849.5     $ 1,949.9
                                   =========     ========     =========
      (1) The reserves related to receivables sold during 1997 were not significant.

 NOTE 8 - OTHER ASSETS

    The components of other assets at June 30, 1998 and December 31, 1997 were as follows (in millions):
                                        June 30         December 31
                                          1998             1997
                                        -------         -----------
   Goodwill, net                        $1,219.9         $1,104.0
   Notes and other receivables             847.4            533.0
   Other intangible assets                 755.9            107.5
   Finance receivables held for sale       561.7            268.8
   Property and equipment                  504.2            383.2
   Collateral held for resale              242.3            225.3
   Relocation client advances              157.4            140.6
   Other                                   441.5            312.6
                                        --------          -------
     Total other assets                 $4,730.3         $3,075.0
                                  ========         ========
  NOTE 9 - DEBT RESTRICTION

    A restriction contained in the revolving credit agreement dated June 30, 1998 requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At June 30, 1998, the Company's tangible net worth was approximately $5.5 billion.

 NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

    Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as a hedge of the Company's yen-based net investment. Under these agreements, the Company is obligated to deliver yen in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at June 30, 1998 and December 31, 1997 was $1.7 billion and $921.8 million, respectively. The fair value of such agreements at June 30, 1998 and December 31, 1997 was $127.3 million and $97.6 million, respectively.

    Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at June 30, 1998 and December 31, 1997 was $2.6 billion and $1.1 billion, respectively. The fair value of such agreements at June 30, 1998 and December 31, 1997 was $27.5 million and $28.8 million, respectively.

    Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at June 30, 1998 and December 31, 1997 was $2.6 billion and $2.0 billion, respectively. The fair value of such agreements at June 30, 1998 and December 31, 1997 was $(8.6) million and $(7.3) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 5 years and 4 months, respectively.

    Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and options contracts at June 30, 1998 was $385.9 million and $(7.3) million, respectively. Such contracts mature in September 1998.

 NOTE 11 - FORD SPIN-OFF

    On April 7, 1998, Ford completed a spin-off of its interest in the Company in the form of a tax-free distribution of its First Capital Class A Common Stock to Ford Common and Class B stockholders. Effective with the distribution, the Company is no longer a subsidiary of Ford. Immediately prior to, and in connection with the spin-off, all of the issued and outstanding shares of the Company's Class B Common Stock were converted at par value to an equal number of the shares of the Company's Class A Common Stock.

    Effective with the spin-off, the Company and Ford entered into an amended and restated tax sharing agreement which, among other matters, required the Company to pay $22.4 million effectively settling certain amounts due to and from Ford.

 NOTE 12 - STOCKHOLDERS' RIGHTS PLAN

    On April 13, 1998, the Company's charter was amended to authorize the issuance of up to 350,000 shares of $0.01 par value Series A Junior Participating Preferred Stock in connection with the adoption of a Stockholders' Rights Plan (the "Plan"). In connection with the Plan, a dividend of one preferred stock purchase right for each outstanding share of the Company's Class A Common Stock was declared and distributed in April 1998. These rights were issued to stockholders of record as of April 13, 1998 and expire on April 13, 2008. Upon the occurance of certain events, (as described below) each right entitles the holder to purchase one-thousandth (1/1000) of a share of the Company's newly designated Series A Junior Participating Preferred Stock at an exercise price of $400. In the event that any person or entity acquires 15% or more of the outstanding shares of the Company's Class A Common Stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of Class A Common Stock having a market value equal to two times the exercise price.

 NOTE 13 - SUBSEQUENT EVENT

      On August 11, 1998, the Company announced a definitive agreement to purchase the assets and assume the liabilities of Avco Financial Services, Inc. ("Avco"), a wholly-owned subsidiary of Textron Inc. for $3.9 billion. Avco is a global, diversified financial services company with approximately $8.9 billion in total assets. Products provided by Avco include real estate loans, retail sales finance and consumer loans, equipment, inventory and vendor finance and credit and collateral-related insurance. Avco has operations in the United States, Canada, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden. The transaction is expected to close in the fourth quarter of 1998 or the first quarter of 1999, subject to regulatory approval.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Results of Operations

     The discussion that follows includes comparisons to amounts reported in the historical financial statements ("Owned Basis") and on a pro forma basis adjusted to include the impact of receivables sold with servicing retained ("Managed Basis"). On an Owned Basis, finance charges, interest expense and credit losses on the servicing portfolio are included in investment and other income in the statement of earnings. On a pro forma Managed Basis, these items are reclassified from investment and other income and presented as if the receivables had not been sold. Management believes the discussion of pro forma Managed Basis information is useful in evaluating the Company's operating performance.

     The following tables contain selected Owned Basis and pro forma Managed Basis financial information (in millions):

                               Six months ended                Three months ended
                                June 30, 1998                    June 30, 1998
                        ----------------                -------------------
                              Owned   Pro Forma   Managed      Owned   Pro Forma   Managed
                              Basis  Adjustments   Basis       Basis  Adjustments   Basis
                              -----  -----------   -----       -----  -----------  ------
   Finance charges          $3,926.8    $ 453.9   $4,380.7   $1,881.8    $ 375.9   $2,257.7
   Insurance premiums          216.5                 216.5      104.1                 104.1
   Investment and other
    income                     382.9     (259.6)     123.3      309.2     (238.8)      70.4
   Interest expense         (1,542.8)    (119.2)  (1,662.0)    (785.5)     (69.9)    (855.4)
   Operating expenses       (1,291.4)             (1,291.4)    (671.4)               (671.4)
   Provision for losses       (707.8)     (75.1)    (782.9)    (342.8)     (67.2)    (410.0)
   Insurance benefits paid
    or provided                (73.3)                (73.3)     (30.5)                (30.5)
                            --------     ------    -------    -------    -------    -------
   Earnings before pro-
    vision for income taxes    910.9                 910.9      464.9                 464.9

   Provision for income
    Taxes                     (337.0)               (337.0)    (172.0)               (172.0)
                            --------    -------   --------   --------    -------   --------
   Net earnings             $  573.9    $         $  573.9   $  292.9    $         $  292.9
                            ========    =======   ========   ========    =======   ========

                                    June 30, 1998                    December 31, 1997
                              ---------------------------      ---------------------------
                              Owned   Pro Forma   Managed      Owned   Pro Forma   Managed
                              Basis  Adjustments   Basis       Basis  Adjustments   Basis
                              -----  -----------   -----       -----  -----------   -----
   Net Finance Receivables
    End of period         $55,695.8   $8,616.0  $64,311.8  $55,215.6   $3,190.9  $58,406.5
    Average                54,945.3    6,380.1   61,325.4   51,110.5    2,789.2   53,899.7


     Pro forma information is not presented for the six- and three-month periods ended June 30, 1997 because the difference between Owned and Managed Basis financial information for these periods was not significant.

  Net Earnings

     Net earnings, on both an Owned Basis and a Managed Basis, for the six- and three-month periods ended June 30, 1998 were $573.9 million and $292.9 million, respectively, a 19% and 20% increase over the respective comparable periods in the prior year. The increase in earnings in both periods was principally due to the growth in average managed finance receivables. The other primary factors affecting earnings and the Company's operating results are discussed below.

 Finance Charges

     Finance charge revenue on a Managed Basis increased 16.51% for the six-month period ended June 30, 1998 to $4.4 billion, compared to $3.8 billion for the prior year period. A 16.48% increase was recorded for the three-month period ended June 30, 1998 to $2.3 billion, compared to $1.9 billion for the prior year period. The increase in both comparable periods was primarily a result of strong internal managed receivables growth and the acquisitions described in NOTE 6 to the consolidated financial statements.

     Managed Basis finance charge revenue as a percentage of average managed finance receivables (the "Finance Charge Ratio") was 14.29% and 14.36% for the six- and three-month periods ended June 30, 1998, respectively, a decrease from 14.54% and 14.64% for the comparable periods in the prior year. The primary cause of this decrease was a shift in product mix toward more secured portfolios. Secured portfolios generally have lower finance charge rates than unsecured portfolios. A declining interest rate environment and a corresponding industry-wide decline in consumer finance charge rates also contributed to the decrease in finance charge ratios in both comparable periods.

  Interest Expense

     Managed Basis interest expense increased to $1.7 billion for the six-month period ended June 30, 1998 compared to $1.4 billion in the prior year period. Managed Basis interest expense also increased to $855.4 million for the three-month period ended June 30, 1998 compared to $721.5 million in the prior year period. The increase in both comparable periods was primarily due to the growth in average debt outstanding.

     The average borrowing rate of the Company declined to 5.96% and 5.90% for the six- and three-month periods ended June 30, 1998, respectively, compared to 6.06% and 6.16% in the comparable prior year periods. This decrease was primarily caused by a decline in market rates.

  Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $2.7 billion and $1.4 billion for the six- and three-month periods ended June 30, 1998, respectively, compared to $2.4 billion and $1.2 billion for the same periods in the prior year. The Company's net interest margin expressed as a ratio to average managed receivables declined to 8.87% and 8.92% for the six- and three-month periods ended June 30, 1998, respectively, compared to 9.14% and 9.19% for the same periods in the prior year.

  Investment and Other Income

     Investment and other income, on a Managed Basis, for the six- and three-month periods ended June 30, 1998 was $123.3 million and $70.4 million, respectively, compared to $97.8 million and $52.2 million for the comparable periods in the prior year. The increase in both comparable periods is primarily caused by higher investment income due to the growth in the Company's investment portfolio.

 Operating Expenses

     The operating expenses increased to $1.3 billion and $671.4 million in the six- and three-month periods ended June 30, 1998, respectively, compared to $1.1 billion and $571.6 million for the same periods in the prior year reflecting the growth in the size of the Company.

     Operating expenses as a percentage of average managed finance receivables declined to 4.21% and 4.27% in the six- and three-month periods ended June 30, 1998, respectively, from 4.26% and 4.32% for the same periods in the prior year, reflecting management's efforts to closely manage operating expense growth. Operating expense efficiency, measured as the ratio of total operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided was 43.3% and 43.4% in the six- and three-month periods ended June 30, 1998, respectively, compared to 42.5% and 42.7% for the same periods in the prior year. The change in the efficiency ratio in both comparable periods was primarily due to the aforementioned decline in the finance charge ratio and the inclusion of the operating expenses of DIC Finance in the second quarter of 1998. The acquisition of DIC Finance is described in NOTE 6 of the consolidated financial statements.

 Provision for Losses

     The Company's Managed Basis provision for losses increased to $782.9 million from $724.4 million for the six-month periods ended June 30, 1998 and 1997, respectively. The Managed Basis provision for losses increased during the three-month period ended June 30, 1998 to $410.0 million compared to $377.0 million in the prior year period.
 The increase is primarily due to growth in managed receivables during both comparable periods.

     Total Managed Basis net credit losses as a percentage of average managed finance receivables (the "Loss Ratio") were 2.34% and 2.37% for the six- and three-month periods ended June 30, 1998, respectively, compared to 2.29% and 2.37% for the same periods in the prior year.
 The rise in consumer bankruptcy levels and a shift in product mix toward more secured portfolios were the primary factors driving losses in both comparable periods. Rising consumer bankruptcy levels generally result in higher losses in consumer portfolios, while a shift in product mix toward more secured portfolios generally results in lower aggregate losses. Secured portfolios typically have lower loss rates than unsecured portfolios.

 Financial Condition

     Managed finance receivables grew $5.9 billion (20.2% annualized) during the first six months of 1998. The Company had growth in substantially all of its product lines during the period.
 Approximately 53% of the total growth was from internal sources; the remaining growth was from acquisitions.

     Composite 60+days contractual delinquency was 2.29% of gross managed finance receivables at June 30, 1998, compared to 2.15% at December 31, 1997. The allowance for losses decreased to $1,848.7 million at June 30, 1998 compared to $1,949.9 million at December 31, 1997. The primary cause of this decrease was the credit card receivable securitization transaction in the second quarter of 1998 (as described in NOTE 6 of the consolidated financial statements) which resulted in a reduction in the allowance for losses of approximately $335 million. This transaction also was the primary cause of a shift in the Owned Basis product mix toward a higher percentage of secured portfolios, thereby reducing the required allowance for losses.
 Secured portfolios typically have lower losses than unsecured portfolios. Accordingly, the allowance for losses to net finance receivables decreased to 3.32% at June 30, 1998 compared to 3.53% at December 31, 1997. The allowance for losses divided by net credit losses also declined from 1.59 at December 31, 1997 to 1.51 at June 30, 1998 (for the current quarter, annualized current quarter losses are used in this calculation; for 1997, trailing four quarter losses are used). Company management believes the allowance for losses at June 30, 1998 is sufficient to provide adequate coverage against losses in its portfolios.

 Liquidity and Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, asset securitizations and cash provided from the Company's operations. Management believes that the Company has available sufficient liquidity from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings made by Associates, asset securitizations and, to a lesser extent, borrowings made directly by the Company. The Company's foreign subsidiaries are principally financed through private and public debt borrowings in the transactional currency and, to a lesser extent, fully hedged intercompany borrowings.

     At June 30, 1998, the Company had short- and long-term debt outstanding of $23.9 billion and $30.7 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the six months ended June 30, 1998 and 1997, the Company raised term debt aggregating $4.2 billion and $3.8 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 1998, these bank lines, revolving credit facilities and receivable purchase facilities totaled $17.4 billion; $16.7 billion of these facilities were allocated to provide 75% backup coverage of the Company's domestic and European commercial paper outstanding. The remaining $666.5 million was available to First Capital's foreign subsidiaries, of which $474.3 million was in use.

     The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the use of asset securitization. Prior to 1998, the Company's securitization transactions were limited to the manufactured housing and recreational vehicle receivable portfolios. In 1998, the Company expanded its securitization activity to include the home equity and credit card asset-backed classes.

 Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

     The Company has identified all significant applications that require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company is on schedule to complete the testing processes for these applications by December 31, 1998.

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

     Through June 30, 1998 the Company has incurred and expensed approximately $14 million for incremental costs primarily related to third-party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company expects that it will incur future incremental costs related to the project of approximately $8 million. These incremental costs do not include existing resources allocated to the project effort.

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

 Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1997.

                   PART II - OTHER INFORMATION

 ITEM 1.     LEGAL PROCEEDINGS.

         None to report.

 ITEM 2.     CHANGES IN SECURITIES.

     On April 13, 1998, the Company's charter was amended to authorize the issuance of up to 350,000 shares of $0.01 par value Series A Junior Participating Preferred Stock in connection with the adoption of a Stockholders' Rights Plan (the "Plan"). In connection with the Plan, a dividend of one preferred stock purchase right for each outstanding share of the Company's Class A Common Stock was declared and distributed in April 1998. These rights were issued to stockholders of record as of April 13, 1998 and expire on April 13, 2008. Upon the occurance of certain events (as described below), each right entitles the holder to purchase one-thousandth (1/1000) of a share of the Company's newly designated Series A Junior Participating Preferred Stock at an exercise price of $400. In the event that any person or entity acquires 15% or more of the outstanding shares of the Company's Class A Common Stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of Class A Common Stock having a market value equal to two times the exercise price.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

        None to report.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      a. The Company held its annual meeting of stockholders on April
         6, 1998.

      b. The Company's stockholders elected Keith W. Hughes, J. Carter Bacot, Eric S. Dobkin, Roy A. Guthrie, William M. Isaac, Harold D. Marshall and H. James Toffey, Jr. to the Board of Directors. No other director's terms continued after this meeting.

      c. The Company's stockholders voted for the election of the directors listed in paragraph (b), as follows:

              Directors                      Number of Votes
              ---------                      ---------------
              Keith W. Hughes                1,345,971,874

              J. Carter Bacot                1,345,906,796

              Eric S. Dobkin                 1,346,087,304

              Roy A. Guthrie                 1,345,893,129

              William M. Isaac               1,346,023,194

              Harold D. Marshall             1,345,904,618

              H. James Toffey, Jr.           1,346,088,354


     The Company's stockholders also voted on the approval of the selection by the Audit Committee of Coopers & Lybrand L.L.P. (effective July 1, 1998 Coopers & Lybrand L.L.P. merged with Price Waterhouse L.L.P.; the combined firm is named PricewaterhouseCoopers LLP) as the Company's independent public accountants for 1998, as follows:

        Votes For            Votes Against          Abstain

        1,346,139,500           32,205               55,528

     The company's stockholders did not vote on any other matters at the Company's annual meeting of stockholders.

 ITEM 5.     OTHER INFORMATION.

 Forward-Looking Statements

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of the future operating results and business of the Company.

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1997 the cautionary statements found on pages 27-28 of such Form 10-K.

 Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 2, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

     Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to 45 days before the date on which the Company first mailed proxy materials for the 1998 annual meeting of stockholders (or the date as specified by an advance notice provision), then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

     The Company's Bylaws contain an advance notice provision, which provides that proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting. (Although, as stated above, the proposal must be received no later than December 2, 1998 in order to be included in the proxy statement relating to the 1999 annual meeting). The Company currently believes that the 1999 annual meeting of stockholders will be held on May 27, 1999.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits
           (12)  Computation of Ratio of Earnings to Fixed Charges.

           (27)  Financial Data Schedule.

        (b) Reports on Form 8-K

               During the second quarter ended June 30, 1998, First Capital filed Current Reports on Form 8-K dated April 8, 1998
        (announcing the completion of the spin-off of the Company by Ford); April 13, 1998 (announcing the adoption of a shareholders' rights plan); April 14, 1998 (announcing earnings for the first quarter of 1998); April 20, 1998
        (announcing the Company's definitive agreement to purchase SPS Transaction Services, Inc.); June 18, 1998 (pro forma managed basis information and key data for each quarter of and for the years ended December 31, 1997 and 1996 and for the quarter ended March 31, 1998).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          August 14, 1998

                          ASSOCIATES FIRST CAPITAL CORPORATION
                                      (registrant)





                          By/s/   John F. Stillo
                             ------------------------------------
                            Senior Vice President, Comptroller and
                             Principal Accounting Officer