Form 10-Q
period 1998-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 1998-11-06
CIK 7974

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1998

                                OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


 For the transition period from                       to

 Commission file number   2-44197

                     ASSOCIATES FIRST CAPITAL CORPORATION
                     ------------------------------------
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

 As of September 30, 1998, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized; 346,833,904 shares of Class A Common Stock issued, of which 346,324,266 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.


                   PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.

               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)


                               Nine Months Ended     Three Months Ended
                                  September 30          September 30
                               1998         1997     1998          1997
                               ----         ----     ----          ----
 REVENUE
   Finance charges           $5,857.4    $5,569.4  $1,930.6    $1,935.3

   Insurance premiums           326.5       309.9     110.0       105.5

   Investment and other
    income                      647.0       215.0     264.1        77.3
                          --------    -------  --------    --------
                              6,830.9     6,094.3   2,304.7     2,118.1

 EXPENSES
   Interest expense           2,350.1     2,035.8     807.3       718.8

   Operating expenses         1,996.6     1,705.8     705.2       603.0

   Provision for losses on
    finance receivables
    - NOTE 7                    961.3     1,045.6     253.5       328.5

   Insurance benefits paid
    or provided                 107.5       107.5      34.2        34.7
                         --------    --------  --------     -------
                              5,415.5     4,894.7   1,800.2     1,685.0
                             --------    --------  --------     -------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            1,415.4     1,199.6     504.5       433.1

 PROVISION FOR INCOME TAXES     523.9       445.9     186.9       162.2
                          --------    --------  --------    --------
 NET EARNINGS                $  891.5    $  753.7  $  317.6    $  270.9
                             ========    ========  ========    ========
 NET EARNINGS PER SHARE
  - NOTE 3
   Basic                     $   2.57    $   2.18  $   0.92    $   0.78
                         ========    ========  ========    ========
   Diluted                   $   2.56    $   2.17  $   0.91    $   0.78
                             ========    ========  ========    ========

         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)
                                              September 30  December 31
                                                  1998         1997
                                              ------------  -----------
                              ASSETS

 CASH AND CASH EQUIVALENTS                     $ 1,094.3    $   433.2
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTES 5 and 6                                5,213.4      1,242.4
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
   - NOTE 6                                     54,891.3     52,482.1
 OTHER ASSETS - NOTE 8                           4,906.3      3,075.0
                                        ---------    ---------
     Total assets                              $66,105.3    $57,232.7
                                               =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                            $24,362.3    $19,483.5
   Bank Loans                                      224.7      1,487.1
 ACCOUNTS PAYABLE AND ACCRUALS                   2,294.0      1,765.5
 LONG-TERM DEBT
   Senior Notes                                 31,831.9     27,802.6
   Subordinated and Capital Notes                  425.3        425.4
                                               ---------    ---------
                                                32,257.2     28,228.0
 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 350,000 shares
    authorized, no shares issued or
    outstanding                                      -            -
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized,
    346,833,904 and 90,773,299 shares issued
    in 1998 and 1997, respectively                   3.5          0.9
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding in 1998 and
    255,881,180 shares issued and outstanding
    in 1997 - NOTE 11                                -            2.6
   Paid-in Capital                               4,006.0      4,004.6
   Retained Earnings                             2,884.9      2,097.4
   Accumulated Other Comprehensive Income
    - NOTE 4                                       114.8        172.6
   Less 509,638 and 156,526 shares of
    Class A Common Stock held at cost in
    Treasury in 1998 and 1997, respectively        (42.1)        (9.5)
                                               ---------    ---------
     Total stockholders' equity                  6,967.1      6,268.6
                                              ---------    ---------
      Total liabilities and stockholders'
      equity                                   $66,105.3    $57,232.7
                                               =========    =========

     See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                                                   Nine Months Ended
                                                      September 30
                                                   1998          1997
                                                   ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $    891.5    $    753.7
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     961.3       1,045.6
     Depreciation and amortization                   262.1         231.2
     Unrealized gain on trading securities             -            (1.7)
     Purchases of trading securities                (550.7)        (99.0)
     Sales and maturities of trading securities       82.6          29.8
     Increase (decrease) in accounts payable
      and accruals                                   306.5          (1.0)
     Increase in insurance policy and claims
      reserves                                        10.2          63.7
     Deferred income taxes                             4.5         (48.9)
                                                ----------    ----------
       Net cash provided from operating
        activities                                 1,968.0       1,973.4
                                                ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (39,626.8)    (37,947.7)
   Finance receivables liquidated                 32,543.8      30,897.9
   Finance receivables sold                        2,234.9
   Acquisitions of other finance businesses, net    (925.1)        (39.7)
   Increase in other assets                       (1,116.0)       (378.9)
   Purchases of available-for-sale securities     (1,517.1)       (252.8)
   Sales and maturities of available-for-sale
    securities                                     1,275.4         259.9
                                               -----------   -----------
       Net cash used for investing activities     (7,130.9)     (7,461.3)
                                               -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      7,445.8       5,550.6
   Retirement of long-term debt                   (4,293.0)     (2,919.2)
   Increase in notes payable                       2,875.8       2,944.7
   Cash dividends                                   (104.0)       (103.9)
   Proceeds from exercise of stock options            17.3           5.3
   Treasury stock and other                          (32.6)        (11.4)
                                               -----------    ----------
       Net cash provided from financing
        activities                                 5,909.3       5,466.1

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                (85.3)          2.3
                                               -----------    ----------
 INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                        661.1         (19.5)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          433.2         446.9
                                                ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  1,094.3    $    427.4
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

 NOTE 3 - EARNINGS PER SHARE

    Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                 Nine Months Ended      Three Months Ended
                                    September 30           September 30
                                  1998       1997        1998       1997
                                 -----       ----        ----       ----
   Basic net earnings per
    share:
     Net earnings                $891.5     $753.7      $317.6     $270.9
                                 ------     ------      ------     ------



     Weighted average shares
      outstanding                 346.4      346.5       346.3      346.4
                                 ------     ------      ------     ------
                                 $ 2.57     $ 2.18      $ 0.92     $ 0.78
                                 ======     ======      ======     ======
   Diluted net earnings per
    share:
     Net earnings                $891.5     $753.7      $317.6     $270.9
                                 ------     ------      ------     ------
     Weighted average shares
      outstanding plus assumed
      conversions                 348.5      347.8       348.2      348.2
                                 ------     ------      ------     ------
                                 $ 2.56     $ 2.17      $ 0.91     $ 0.78
                                 ======     ======      ======     ======


                                 Nine Months Ended      Three Months Ended
                                    September 30           September 30
                                  1998       1997        1998       1997
                                  ----       ----        ----       ----
   Calculation of weighted
    average shares outstanding
    plus assumed conversions:
     Weighted average shares
      outstanding                 346.4      346.5       346.3     346.4
     Effect of dilutive
      securities                    2.1        1.3         1.9       1.8
                                 ------     ------      ------    ------
                                  348.5      347.8       348.2     348.2
                                 ======     ======      ======    ======
 NOTE 4 - COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards
 No. 130 ("SFAS 130"), "Reporting Comprehensive Income", on January 1, 1998. Pursuant to SFAS 130, accumulated other comprehensive income was reported on the consolidated balance sheet. The components of accumulated other comprehensive income are as follows (in millions):

                                               September 30  December 31
                                                   1998         1997
                                               ------------  -----------
    Foreign currency translation adjustments      $111.4        $168.2
    Net unrealized gain on available-for-sale
     securities                                      3.4           4.4
                                                  ------        ------
      Accumulated other comprehensive income      $114.8        $172.6
                                                  ======        ======

    Comprehensive income for the nine- and three-month periods ended September 30, 1998 and 1997 consisted of the following components (in millions):

                                 Nine Months Ended    Three Months Ended
                                    September 30         September 30
                                 1998         1997    1998          1997
                                 ----         ----    ----          ----
    Net earnings                 $891.5     $753.7    $317.6      $270.9
    Foreign currency translation
     adjustments                  (56.8)     (59.4)      6.8       (42.0)
    Net unrealized (loss) gain
     on available-for-sale
     securities                    (1.0)       2.8      (2.1)        4.7
                                 ------     ------    ------      ------
      Comprehensive income       $833.7     $697.1    $322.3      $233.6
                                 ======     ======    ======      ======

 NOTE 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES
   -----------------------------
    Available-for-sale securities consist of preferred stock, bonds and notes held by the Company's insurance subsidiaries and, as described in NOTE 6, retained securitization interests. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at September 30, 1998 and December 31, 1997 was $5.2 billion and $1.1 billion, respectively. The amortized cost at both September 30, 1998 and December 31, 1997
 approximates the estimated market value.   Realized gains or losses on
 sales are included in investment and other income. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax.

   TRADING SECURITIES
   ------------------
    Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at September 30, 1998 and December 31, 1997 was $18.1 million and $131.0 million, respectively. Historical cost at September 30, 1998 and December 31, 1997 was $16.1 million and $126.7 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

 NOTE 6 - FINANCE RECEIVABLES

    At September 30, 1998 and December 31, 1997, finance receivables consisted of the following (in millions):
                                               September 30  December 31
                                                   1998         1997
                                               ------------  -----------
   Consumer Finance
     Home equity lending                        $21,745.3     $18,796.0
     Personal lending and retail sales
      finance                                    10,499.4       8,731.6
     Credit card                                  2,749.7       8,211.7
     Manufactured housing                         3,194.9       1,669.4
                                                ---------     ---------
                                                 38,189.3      37,408.7
                                                ---------     ---------
   Commercial Finance
     Truck and truck trailer                     10,470.5       9,688.9
     Equipment                                    5,813.8       5,300.5
     Fleet leasing                                1,584.0       1,551.1
     Recreational vehicles                          411.9         444.0
     Warehouse lending and other                  1,080.9         822.4
                                                ---------     ---------
                                                 19,361.1      17,806.9
                                                ---------     ---------
       Finance receivables, net of unearned
        finance income ("net finance
        receivables") <F1>                       57,550.4      55,215.6
   Allowance for losses on finance receivables   (1,865.0)     (1,949.9)
   Insurance policy and claims reserves            (794.1)       (783.6)
                                                ---------     ---------
       Finance receivables, net of unearned
        finance income, allowance for credit
        losses and insurance policy and claims
        reserves                                $54,891.3     $52,482.1
                                                =========     =========
[FN]
     <F1> Unearned finance income was approximately $4.1 billion and $4.0 billion at September 30, 1998 and December 31, 1997, respectively.

   SECURITIZATION OF FINANCE RECEIVABLES
   -------------------------------------
    During the year ended December 31, 1997, the Company securitized and sold approximately $800 million of manufactured housing retail finance receivables and approximately $533 million of recreational vehicle retail finance receivables, respectively. In addition, during the first quarter of 1998, approximately $235 million of home equity lending receivables were securitized and sold. No significant gains or losses were recorded on these transactions.

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

    At September 30, 1998 and December 31, 1997, total finance receivables managed by the Company consisted of the following (in millions):

                                              September 30   December 31
                                                  1998          1997
                                              ------------   -----------
   Consumer Finance
     Home equity lending                       $21,924.5      $18,796.0
     Personal lending and retail sales
      finance                                   10,499.4        8,731.6
     Credit card                                 7,969.7        8,323.7
     Manufactured housing                        4,822.0        3,526.9
                                               ---------      ---------
                                                45,215.6       39,378.2
                                               ---------      ---------
   Commercial Finance
     Truck and truck trailer                    10,470.5        9,688.9
     Equipment                                   5,813.8        5,300.5
     Fleet leasing                               1,584.0        1,551.1
     Recreational vehicles                       1,988.6        1,665.4
     Warehouse lending and other                 1,080.9          822.4
                                                20,937.8       19,028.3
                                               ---------      ---------
         Managed finance receivables           $66,153.4      $58,406.5
                                               =========      =========

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

    In April 1998, the Company announced an agreement to purchase substantially all of the assets of SPS Transaction Services, Inc. The Company completed this transaction in October 1998 and added approximately $2.3 billion in managed credit card receivables.

      On August 11, 1998, the Company announced a definitive agreement to purchase the assets and assume the liabilities of Avco Financial Services, Inc. ("Avco"), a wholly-owned subsidiary of Textron Inc. for $3.9 billion. Avco is a global, diversified financial services company with approximately $8.9 billion in total assets. The transaction is expected to be completed in late 1998 or early 1999, subject to regulatory approvals and other customary conditions. Following the announcement, Fitch IBCA, Inc. ("Fitch")and Moody's Investors Service, Inc. ("Moody's") placed the Company's and its principal domestic operating subsidiary, Associates Corporation of North America ("Associates"), long-term debt ratings under review for possible downgrade due to the possible effect of the acquisition on the Company. Moody's reaffirmed the Company's and Associates commercial paper ratings while Fitch placed the Company's commercial paper rating (F-1+) under review for possible downgrade but reaffirmed Associates commercial paper rating. Standard & Poor's Rating Services and Duff & Phelps Credit Rating Co. reaffirmed the Company's short-term and long-term debt ratings.

    On August 31, 1998, the Company announced a definitive agreement to purchase certain assets and assume certain liabilities of The Northland Company ("Northland"). Northland provides insurance products through Jupiter Holdings, Inc. and mortgage banking, real estate management, brokerage and related services through various other subsidiaries. The Company will acquire the insurance-related businesses only and Northland will divest the other businesses prior to closing. In 1997, Northland had net written premiums of approximately $388 million. The transaction is expected to close in the fourth quarter of 1998, subject to approval by Northland's stockholders, regulatory approval and other customary conditions.

 NOTE 7 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

    Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Nine Months Ended       Year Ended
                                       September 30          December 31
                                     1998          1997          1997
                                     ----          ----          ----
   Balance at beginning of period $ 1,949.9    $ 1,563.1      $ 1,563.1
     Provision for losses             961.3      1,045.6        1,378.1
     Recoveries on receivables
      charged off                     177.2        160.1          224.9
     Losses sustained              (1,062.2)    (1,064.7)      (1,454.0)
     Reserves of receivables
      sold <F1>                      (334.7)         -              -
     Reserves of acquired
      businesses and other            173.5        187.3          237.8
                                  ---------    ---------      ---------
   Balance at end of period       $ 1,865.0    $ 1,891.4      $ 1,949.9
                                  =========    =========      =========
[FN]
      <F1> The reserves related to receivables sold during 1997 were not significant.

 NOTE 8 - OTHER ASSETS

    The components of other assets at September 30, 1998 and December 31, 1997 were as follows (in millions):
                                      September 30      December 31
                                          1998             1997
                                      ------------      -----------
   Goodwill, net                        $1,228.2         $1,104.0
   Notes and other receivables             787.7            533.0
   Other intangible assets                 741.4            107.5
   Finance receivables held for sale       761.7            268.8
   Property and equipment                  526.1            383.2
   Collateral held for resale              264.4            225.3
   Relocation client advances              167.8            140.6
   Other                                   429.0            312.6
                                        --------         --------
     Total other assets                 $4,906.3         $3,075.0
                                  ========         ========

  NOTE 9 - DEBT RESTRICTION

    A restriction contained in the revolving credit agreement dated June 30, 1998 requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At September 30, 1998, the Company's tangible net worth was approximately $5.7 billion.

 NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

    Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver Japanese yen in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at September 30, 1998 and December 31, 1997 was $1.8 billion and $921.8 million, respectively. The fair value of such agreements at September 30, 1998 and December 31, 1997 was $136.8 million and $97.6 million, respectively.

    Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at September 30, 1998 and December 31, 1997 was $3.8 billion and $1.1 billion, respectively. The fair value of such agreements at September 30, 1998 and December 31, 1997 was $54.4 million and $28.8 million, respectively.

    Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at September 30, 1998 and December 31, 1997 was $4.1 billion and $2.0 billion, respectively. The fair value of such agreements at September 30, 1998 and December 31, 1997 was $(108.6) million and $(7.3) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next 3 years and 2 months, respectively.

    Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and option contracts at September 30, 1998 was $322.8 million and $(16.3) million, respectively. Such contracts mature in December 1998.

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

 NOTE 12 - STOCK SPLIT

    On October 6, 1998 the Company announced a two-for-one split of the Company's Class A Common Stock (the "Split"). The Split will be in the form of a dividend, with one additional common share issued on December 23, 1998 for every common share held by stockholders of record
 as of the close of business on December 9, 1998.   Basic pro-forma
 earnings per share adjusted to give retroactive recognition to the Split would have been $1.29 and $0.46 for the nine- and three-month periods ended September 30, 1998 compared to $1.09 and $0.39 for the comparable periods in the prior year. Diluted pro-forma earnings per share would have been $1.28 and $0.46 for the nine- and three-month periods ended September 30, 1998 compared to $1.09 and $0.39 for the comparable periods in the prior year.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Results of Operations

     The discussion that follows includes comparisons to amounts reported in the historical financial statements ("Owned Basis") and on a pro forma basis adjusted to include the impact of receivables held for sale and sold with servicing retained ("Managed Basis"). On an Owned Basis, finance charges, interest expense and credit losses on the servicing portfolio are included in investment and other income in the statement of earnings. On a pro forma Managed Basis, these items are reclassified from investment and other income and presented as if the receivables had neither been held for sale nor sold. Management believes the discussion of pro forma Managed Basis information is useful in evaluating the Company's operating performance.

     The following tables contain selected Owned Basis and pro forma Managed Basis financial information (in millions):

                                   Nine Months Ended               Three Months Ended
                                  September 30, 1998               September 30, 1998
                              ---------------------------     ----------------------------
                              Owned   Pro Forma   Managed      Owned   Pro Forma   Managed
                              Basis  Adjustments   Basis       Basis  Adjustments  Basis
                              -----  -----------  -------      -----  -----------  -------
   Finance charges        $ 5,857.4   $ 854.1   $ 6,711.5   $1,930.6    $ 400.2   $2,330.8
   Insurance premiums         326.5       -         326.5      110.0        -        110.0
   Investment and other
    income                    647.0    (440.1)      206.9      264.1     (180.5)      83.6
   Interest expense        (2,350.1)   (194.5)   (2,544.6)    (807.3)     (75.3)    (882.6)
   Operating expenses      (1,996.6)      -      (1,996.6)    (705.2)       -       (705.2)
   Provision for losses      (961.3)   (219.5)   (1,180.8)    (253.5)    (144.4)    (397.9)
   Insurance benefits
    paid or provided         (107.5)      -        (107.5)     (34.2)       -        (34.2)
                          ---------   ------    ---------    -------     ------    -------
   Earnings before pro-
    vision for income
    taxes                   1,415.4       -       1,415.4      504.5        -        504.5
   Provision for income
    taxes                    (523.9)      -        (523.9)    (186.9)       -       (186.9)
                          ---------   -------   ---------   --------    -------   --------
   Net earnings           $   891.5   $   -     $   891.5   $  317.6    $   -     $  317.6
                          =========   =======   =========   ========    =======   ========

                                   September 30, 1998                December 31, 1997
                              ---------------------------      ---------------------------
                              Owned   Pro Forma   Managed      Owned   Pro Forma   Managed
                              Basis  Adjustments   Basis       Basis  Adjustments  Basis
   Net Finance
    Receivables
     End of period        $57,550.4   $8,603.0  $66,153.4  $55,215.6   $3,190.9  $58,406.5
     Average               55,882.8    6,657.3   62,540.1   51,110.5    2,789.2   53,899.7


     Pro forma information is not presented above for the nine- and three-month periods ended September 30, 1997 because the difference between Owned and Managed Basis financial information for these periods was not significant.

 Net Earnings

     Net earnings, on both an Owned Basis and a Managed Basis, for the nine- and three-month periods ended September 30, 1998 were $891.5 million and $317.6 million, respectively, an 18% and 17% increase over the respective comparable periods in the prior year. The increase in earnings in both periods was principally due to the growth in average managed finance receivables. The other primary factors affecting earnings and the Company's operating results are discussed below.

 Finance Charges

     Finance charge revenue on a Managed Basis increased to $6.7 billion for the nine-month period ended September 30, 1998 compared to $5.8 billion for the prior year period, an increase of $947.2 million or 16.43%. Finance charge revenue on a Managed Basis increased to $2.3 billion for the three-month period ended September 30, 1998 compared to $2.0 billion for the prior year period, an increase of $326.3 million or 16.28%. The increase in both comparable periods was primarily a result of internal managed receivables growth and the acquisitions of DIC Finance Co. Ltd. and Beneficial Canada Holdings Incorporated described in NOTE 6 to the consolidated financial statements.

     Managed Basis finance charge revenue as a percentage of average managed finance receivables (the "Finance Charge Ratio") was 14.31% and 14.32% for the nine- and three-month periods ended September 30, 1998, respectively, a decrease from 14.57% and 14.54% for the comparable periods in the prior year. The primary cause of this decrease was a shift in product mix toward more secured portfolios. Secured portfolios generally have lower finance charge rates than unsecured portfolios. A declining interest rate environment and a corresponding industry-wide decline in consumer finance charge rates also contributed to the decrease in finance charge ratios in both comparable periods.

 Interest Expense

     Managed Basis interest expense increased to $2.5 billion for the nine-month period ended September 30, 1998 compared to $2.2 billion in the prior year period. Managed Basis interest expense also increased to $882.6 million for the three-month period ended September 30, 1998 compared to $761.7 million in the prior year period. The increase in both comparable periods was primarily due to the growth in average debt outstanding.

     The average borrowing rate of the Company declined to 5.92% and 5.82% for the nine- and three-month periods ended September 30, 1998, respectively, compared to 6.12% and 6.22% in the comparable prior year periods. This decrease was primarily caused by a decline in market rates.

 Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $4.2 billion and $1.4 billion for the nine- and three-month periods ended September 30, 1998, respectively, compared to $3.6 billion and $1.2 billion for the same periods in the prior year. The Company's net interest margin expressed as a ratio to average managed receivables declined to 8.88% and 8.90% for the nine- and three-month periods ended September 30, 1998, respectively, compared to 9.12% and 9.02% for the same periods in the prior year.

 Investment and Other Income

     Investment and other income, on a Managed Basis, for the nine- and three-month periods ended September 30, 1998 was $206.9 million and $83.6 million, respectively, compared to $155.4 million and $57.6 million for the comparable periods in the prior year. The increase in both comparable periods is primarily caused by higher investment income due to the growth in the Company's investment portfolio.

 Operating Expenses

     The operating expenses increased to $2.0 billion and $705.2 million in the nine- and three-month periods ended September 30, 1998, respectively, compared to $1.7 billion and $603.0 million for the same periods in the prior year reflecting the growth in the size of the Company.

     Operating expenses as a percentage of average managed finance receivables declined to 4.26% and 4.33% in the nine- and three-month periods ended September 30, 1998, respectively, from 4.31% and 4.38% for the same periods in the prior year, reflecting management's efforts to closely manage operating expense growth. Operating expense efficiency, measured as the ratio of total operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided, was 43.5% and 43.9% in the nine- and three-month periods ended September 30, 1998, respectively, compared to 43.0% and 44.0% for the same periods in the prior year.

 Provision for Losses

     The Company's Managed Basis provision for losses increased to $1.2 billion from $1.1 billion for the nine-month periods ended September 30, 1998 and 1997, respectively. The Managed Basis provision for losses increased during the three-month period ended September 30, 1998 to $397.9 million compared to $335.1 million in the prior year period. The increase is primarily due to growth in managed receivables during both comparable periods.

     Total Managed Basis net credit losses as a percentage of average managed finance receivables (the "Loss Ratio") were 2.35% and 2.38% for the nine- and three-month periods ended September 30, 1998, respectively, compared to 2.32% and 2.37% for the same periods in the prior year. The primary factor driving losses in both comparable periods was slightly higher losses in the Company's unsecured portfolios offset somewhat by a shift in product mix toward more secured portfolios. Secured portfolios typically have lower loss rates than unsecured portfolios.

 Financial Condition

     Managed finance receivables grew $7.7 billion (17.7% annualized) during the first nine months of 1998. The Company had growth in substantially all of its product lines during the period.
 Approximately 64.1% of the total growth was from internal sources; the remaining growth was from significant acquisitions.

     Composite 60+day contractual delinquency was 2.39% of gross managed finance receivables at September 30, 1998, compared to 2.15% at December 31, 1997. The allowance for losses decreased to $1,865.0 million at September 30, 1998 compared to $1,949.9 million at December 31, 1997. The primary cause of this decrease was the U.S. bankcard credit card receivable securitization transaction in the second quarter of 1998 (as described in NOTE 6 of the consolidated financial statements) which resulted in a reduction in the allowance for losses of approximately $335 million. This transaction also was the primary cause of a shift in the Owned Basis product mix toward a higher percentage of secured portfolios, thereby reducing the required allowance for losses. Secured portfolios typically have lower losses than unsecured portfolios. Accordingly, the allowance for losses to net finance receivables decreased to 3.24% at September 30, 1998 compared to 3.53% at December 31, 1997. The allowance for losses divided by net credit losses increased from 1.59 at December 31, 1997 to 1.70 at September 30, 1998 (for the 1998 calculation, annualized second and third quarter losses are used; for the 1997 calculation, trailing four quarter losses are used). This calculation was changed for the 1998 period to reflect the lower loss levels recorded after the aforementioned U.S. bankcard credit card securitization transaction in the second quarter of 1998. Company management believes the allowance for losses at September 30, 1998 is sufficient to provide adequate coverage against losses in its portfolios.

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

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings and, to a lesser extent, asset securitizations. The Company's foreign subsidiaries are principally financed through private and public debt borrowings in the transactional currency and, to a lesser extent, fully hedged intercompany borrowings.

     At September 30, 1998, the Company had short- and long-term debt outstanding of $24.6 billion and $32.3 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by Associates in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the nine months ended September 30, 1998 and 1997, the Company raised term debt aggregating $7.4 billion and $5.6 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 1998, these credit facilities totaled $17.5 billion and were allocated to provide at least 75% backup coverage of the Company's domestic and European commercial paper outstanding.

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

     The Company has a company-wide initiative to address the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, the Company has identified all significant third party and internal applications that require modification to ensure Year 2000 compliance.

     The Company divides its Year 2000 Compliance initiative into two components, information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and Company mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

     Internal and external resources are being used to make the required IT modifications and test Year 2000 compliance. The modification process of all critical applications is substantially complete. The Company is currently on schedule to complete the testing processes for these applications by December 31, 1998. These applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 compliance. This process will continue through the end of 1999. The Company acquires businesses from time to time. As a part of its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant.

     The Company's Non-IT efforts include ensuring third party suppliers, embedded systems and the Company's larger commercial borrowers are Year 2000 compliant. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company is requiring these suppliers and borrowers to certify that they will be Year 2000 compliant by December 31, 1998. If they cannot make this certification, or the Company's testing shows potential Year 2000 compliance problems, contingency plans will be implemented.

     Contingency planning is an integral part of the Company's Year
 2000 readiness project. The Company is developing contingency plans that will be in place in 1999 which will document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

     There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse affect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company.

     Through September 30, 1998 the Company has incurred and expensed approximately $15 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company currently expects that it will incur future incremental costs related to the project of approximately $7 million. These incremental costs do not include existing resources allocated to the project effort or the costs that will be incurred by the Company related to the acquisitions that are
 expected to close during the fourth quarter of 1998 or in 1999.   The
 incremental Year 2000 Costs related to these future acquisitions are not expected to be material to the Company.

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

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1997 the cautionary statements found on pages 27-28 of such Form 10-K and cautions readers that the following additional factors could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

   - The ability of the Company and third-parties with whom it has relationships to become Year 2000 Compliant.

   - The ability of the Company to integrate the operations of future acquisitions into the Company's operations.

  Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 15, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

     Pursuant to new amendments to Rule 14a-4(c ) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

     The Company's Bylaws contain an advance notice provision, which provides that proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting. (Although, as stated above, the proposal must be received no later than November 15, 1998 in order to be included in the proxy statement relating to the 1999 annual meeting). The Company currently believes that the 1999 annual meeting of stockholders will be held on May 10, 1999.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         (10) Asset Purchase Agreement among Textron Inc., Avco Financial Services Inc. and Associates First Capital Corporation, dated August 11, 1998.
               The Company has requested confidential treatment of certain portions of this document.

         (12)  Computation of Ratio of Earnings to Fixed Charges.

         (27)  Financial Data Schedule.

        (b) Reports on Form 8-K

               During the third quarter ended September 30, 1998, First Capital filed Current Reports on Form 8-K as of July 14, 1998 (announcing earnings for the second quarter of 1998), August
        11, 1998 (announcing a definitive agreement to purchase the assets and liabilities of Avco Financial Services, Inc.), August 11, 1998 (amended announcement of definitive agreement to purchase the assets and liabilities of Avco Financial
        Services, Inc.), August 31, 1998 (announcing a definitive agreement to purchase The Northland Company) and September 29, 1998 (announcing the retirement of Harold D. Marshall in early 1999 as President and Chief Operating
        Officer of the Company).

                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          November 6, 1998

                          ASSOCIATES FIRST CAPITAL CORPORATION
                                      (registrant)



                          By/s/   John F. Stillo
                                -----------------------------
                            Senior Vice President, Comptroller and
                             Principal Accounting Officer