Form 10-K
period 1998-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 1999-02-24
CIK 7974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------

                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Class A Common Stock ($38.375 per share), which occurred on February 11, 1999, was $23,211,407,867. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At February 11, 1999, 727,794,428 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE*

                     DOCUMENT                                       WHERE INCORPORATED
                     --------                                       ------------------
             Proxy Statement for 1999                       Part III (Items 10, 11, 12 and 13)
          Annual Meeting of Stockholders

---------------

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a leading, diversified finance organization providing finance, leasing and related services to individual consumers and businesses in the United States and internationally. As successor to Associates Investment Company, originally founded in 1918, First Capital had 2,522 offices worldwide and employed approximately 28,662 persons at December 31, 1998. Corporate headquarters are located in Irving, Texas.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On April 7, 1998, Ford completed a spin-off of its interest in First Capital in the form of a tax-free distribution of its First Capital Class A Common Stock to Ford common and Class B stockholders. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company. First Capital's Class A Common Stock is traded on the New York Stock Exchange under the symbol "AFS".

     For the year ended December 31, 1998, First Capital had total managed revenues of $10.0 billion and net earnings of $1.2 billion. At December 31, 1998, managed finance receivables were $71.4 billion, total managed assets were $80.9 billion and stockholders' equity was $8.5 billion. First Capital believes that it is the largest publicly traded finance company in the United States based on market capitalization.

     The Company's finance receivables are geographically dispersed. At December 31, 1998, approximately 87% of total managed receivables were dispersed across the United States with 9% in California, 8% in Texas, 6% in Florida, and no more than 5% in any other state. The remaining 13% of total managed receivables were dispersed across seven foreign countries, with 8% in Japan and no more than 4% in any other foreign country.

AVCO ACQUISITION

     On January 6, 1999, the Company purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco"). Avco, formerly a subsidiary of Textron Inc., is a global, diversified financial services operation with approximately $9 billion in assets, 8,000 employees, over 1,200 branches and over 2 million customers. Avco's product offerings include home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. Prior to the acquisition, Avco had the fourth largest U.S. consumer finance branch network and well established operations in Canada, the United Kingdom and Puerto Rico. It is anticipated that Avco's businesses will fit well in these core markets. Avco also provides the Company with access to new markets in Australia, Hong Kong, France, Sweden, Spain, New Zealand, Ireland, and India.

     The Company will consolidate headquarters in the U.S., the United Kingdom and Canada, resulting in a reduction in the work force of the combined companies. In the U.S., Avco's headquarters in Costa Mesa, California, are expected to close in the second quarter of 1999, as all corporate functions will be consolidated with the Company's headquarters in Irving, Texas. Most of the 400 jobs at Avco headquarters will be eliminated. The Avco Technology Center, also in Costa Mesa, is expected to close in the third quarter of 1999 after Avco's information systems have been integrated with the Company's systems. Avco's Denver Purchasing Center, which has approximately 200 employees and duplicates many of the operations of the Company's credit processing facility in Salt Lake City, is expected to close in the first quarter of 1999.

     Internationally, the Company will close its United Kingdom headquarters in Slough, England and consolidate functions into existing Avco facilities in Reading. The Company will also close its Canadian consumer finance headquarters in Toronto, Ontario and consolidate with Avco's offices in London, Ontario.

REPORTABLE SEGMENTS

     The Company is organized into four primary business units: U.S. consumer finance, credit card, commercial finance and international finance. The U.S. consumer finance and credit card business units are aggregated into one domestic consumer finance reportable segment in the discussion that follows due to their similar operating characteristics. See NOTE 17 to the consolidated financial statements for additional segment information. For additional information about specific products and services offered by the Company, see the "-- Product Information" section.

     Certain information included herein is presented on a Managed Basis. Unless specifically identified as managed or Managed Basis, the financial information contained herein is presented on a basis consistent with the amounts reported in the historical financial statements on an Owned Basis. See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting. Certain prior year amounts presented herein have been restated to conform to the current year methodology.

DOMESTIC CONSUMER FINANCE SEGMENT

     The domestic consumer finance segment of the Company offers a variety of consumer financing products and services to customers throughout the United States (excluding Hawaii, which is included in the international finance segment). Finance products and services offered by this segment include home equity and personal loans, retail sales finance, VISA(R) and MasterCard(R) bankcards and private label credit cards and emergency roadside assistance and auto club services. The acquisition of SPS Transaction Services, Inc., ("SPS") in October 1998 further enhanced the segment's consumer and commercial private label credit card product offerings and expanded the segment's product offerings to include point of sale network services, call center based customer services and technical help-desk application services. See additional information regarding the SPS acquisition in the "-- Product Information -- Credit Card Receivables" section and NOTE 6 to the consolidated financial statements. In addition, the Company, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its domestic consumer finance segment customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance.

     The following table shows certain information regarding the Company's domestic consumer finance segment:

                           DOMESTIC CONSUMER FINANCE

                                                          YEAR ENDED OR AT DECEMBER 31
                                                     --------------------------------------
                                                        1998          1997          1996
                                                     ----------   ------------   ----------
                                                      (In millions, on a Managed Basis(1))
Total revenue......................................  $ 5,877.8     $ 5,326.4     $ 4,528.8
Net interest margin................................    3,505.0       3,251.7       2,723.1
Segment earnings...................................      997.3         891.8         810.1
Finance receivables................................   37,179.4      32,338.2      27,145.1

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

     Customers. The Company's domestic consumer finance customers span a wide range of income levels and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners, purchasers of consumer durables (such as furniture, electronics and appliances) and college students. In extending credit, the Company considers, among other things, the customer's capacity to repay (e.g., income, debt ratio, and employment stability), credit history and available collateral for secured loans (including home ownership). In addition, credit scoring models are used extensively to evaluate risk.

     Delivery of Products and Services. The Company distributes its domestic consumer finance products through branch offices and centralized consumer and credit card lending operations described below:

          Branch System. At December 31, 1998, the Company's domestic consumer finance branch system consisted of 1,343 geographically dispersed office locations in the continental United States and Alaska. These locations operate under four different nameplates -- Associates Financial Services, TranSouth

     Financial, First Family Financial Services and Kentucky Finance. Products distributed include direct origination of home equity loans, personal loans and retail sales finance.

          Centralized Lending. The Company's centralized home equity lending operation is conducted through Associates Home Equity Services, Inc. ("AHES"). AHES offers both fixed and variable rate closed-end loans and lines of credit, secured by residential property. At December 31, 1998, a majority of the home equity loans in the Company's centralized home equity lending operation were originated through unaffiliated mortgage brokers and financial institutions. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The remaining home equity loans in the centralized lending operation at December 31, 1998 were originated as a result of existing customer relationships, direct mail and telemarketing efforts. The Company's centralized home equity lending operation covers most of the United States through six regional service centers and 36 district sales offices located in 24 states.

          Additionally, the Company has a centralized warehouse lending operation, which is conducted through First Collateral Services, Inc. ("FCS"). FCS provides short-term lines of credit secured by residential mortgages to small and mid-sized mortgage brokers throughout the United States.

          The Company also conducts centralized lending operations through three subsidiaries, Associates Capital Bank, Inc. ("ACB"), Associates National Bank (Delaware) ("ANB") and Hurley State Bank ("HSB"). HSB, formerly a subsidiary of SPS, was purchased by the Company in October of 1998. Through these subsidiaries, the Company offers VISA(R) and MasterCard(R) retail credit cards directly to the public and through co-operative marketing programs and a number of private label retail credit card and revolving credit programs.

     Avco Acquisition. On January 6, 1999 the Company completed the acquisition of Avco, which significantly expanded its domestic consumer lending operations. Avco's domestic finance receivables were approximately $4 billion at December 31, 1998 and primarily consist of home equity and personal loans and retail installment contracts. The acquisition of Avco solidifies the Company's market position in the domestic consumer finance sector by increasing the Company's customer base by over 2 million customers and adding over 4,000 dealers and merchant agreements. For additional information regarding the Avco acquisition, see the "-- Company Overview" section and NOTE 21 to the consolidated financial statements.

     Shell Acquisition. On January 13, 1999 the Company entered into an agreement to acquire the Shell Proprietary Credit Card Program, which will further expand the Company's position in the oil private label credit card sector. The Shell Proprietary Credit Card Program consists of managed receivables of approximately $270 million.

COMMERCIAL FINANCE SEGMENT

     The commercial finance segment offers a variety of commercial financing products to customers in the United States and Canada. Finance products and services offered by this segment include retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. The Company also provides a wide range of retail and wholesale financing products and services to the manufactured housing and recreational vehicle sectors. As described in NOTE 21 to the consolidated financial statements, on January 28, 1999 the Company entered into an agreement to sell its recreational vehicle finance operation to NationsBank, N.A., a unit of BankAmerica Corporation. In addition, the Company engages in a number of other commercial activities, including auto fleet leasing and fleet management services, government guaranteed lending, employee relocation services and municipal finance. The Company, through certain subsidiaries and third parties, also makes available various credit-related and other insurance products to its commercial finance segment customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. The Company also offers commercial auto liability insurance in certain states.

     The following table shows certain information regarding the Company's commercial finance segment:

                               COMMERCIAL FINANCE

                                                            YEAR ENDED OR AT DECEMBER 31
                                                        ------------------------------------
                                                           1998         1997         1996
                                                        ----------   ----------   ----------
                                                        (IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue.........................................  $ 2,527.1    $ 2,127.0    $ 1,776.2
Net interest margin...................................      983.9        849.6        675.6
Segment earnings......................................      471.0        392.1        303.9
Finance receivables...................................   25,722.7     21,790.3     18,053.0

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

     Delivery of Products and Services. The Company distributes its commercial finance products through branch and regional offices and centralized commercial lending, leasing and service operations described below:

          Branch System. The Company provides truck and truck trailer financing, equipment financing and leasing services and manufactured housing financing through 83 branch and six regional offices in the United States and Canada. Additionally, approximately 300 salespeople regularly contact truck and truck trailer dealers, construction equipment dealers and manufactured home retailers to purchase finance contracts made between those dealers and retailers and the ultimate end-user. The Company also provides short-term trailer rentals through 21 U.S. branch offices.

          Centralized Lending, Leasing and Services. The Company utilizes five centralized operations to distribute lending, leasing and fee-based products and services. The Company's centralized recreational vehicle operation is conducted through Fleetwood Credit Corporation, and the auto fleet leasing and fleet management services operation is directed through United States Fleet Leasing. Additionally, the Company utilizes centralized operations to provide material handling and other industrial and communications equipment products, employee relocation services and government guaranteed lending programs. Insurance products are marketed to commercial finance customers through the same delivery systems used to market commercial finance products and services.

INTERNATIONAL FINANCE SEGMENT

     The international finance segment offers a variety of consumer financing products and services to customers in Japan, Canada, the United Kingdom, Puerto Rico, Hawaii, Mexico, Costa Rica and Taiwan. The Company also offers commercial financing products in the United Kingdom, Puerto Rico and, to a lesser extent, Mexico and Japan. Commercial finance products offered in Canada are managed by the Company's commercial finance segment, and are included in the commercial finance segment. The Company, through subsidiaries and other third parties, also offers various credit-related and other insurance products to its customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The characteristics of the international finance segment's customers are similar to those of their counterparts in the domestic consumer finance and commercial finance segments.

     The following table shows certain information regarding the Company's international finance segment:

                             INTERNATIONAL FINANCE

                                                             YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------------
                                                            1998         1997         1996
                                                         ----------   ----------   ----------
                                                         (IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue..........................................   $1,624.6     $1,017.1     $  855.3
Net interest margin....................................    1,255.9        784.7        664.6
Segment earnings.......................................      472.2        356.1        290.6
Finance receivables....................................    8,462.2      4,278.0      3,424.7

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

     Delivery of Products and Services. The Company delivers international segment products and services primarily through 1,055 consumer and commercial branches and eight centralized facilities in Japan, Canada, the United Kingdom, Puerto Rico, Hawaii, Mexico, Taiwan and Costa Rica. The Company's international locations employ operational policies, practices and disciplines similar to those of the domestic consumer and commercial finance segments. Set forth below is a description of the Company's international delivery systems at December 31, 1998.

          - Japan. The Company operates 672 consumer branches, two centralized consumer and credit card facilities and one commercial branch in Japan. These operations are principally conducted by AIC Corporation ("AIC") and DIC Finance Co. Ltd., ("DIC"). First Capital acquired DIC in April 1998, significantly expanding consumer operations in Japan. DIC had 214 branches at December 31, 1998. Products offered by AIC and DIC include home equity and personal loans, Mastercard credit cards, retail sales finance contracts and commercial transportation and construction and industrial equipment financing.

          - Canada. The Company operates 196 consumer finance branches and has three centralized consumer finance lending operations through which the Company purchases retail sales finance contracts and makes personal and home equity loans. In February 1998, the Canadian consumer operation expanded through its purchase of the Canadian consumer finance subsidiary of Beneficial Corporation. Commercial finance products are also offered in Canada, but are managed by the Company's commercial finance segment. As a result, Canada's commercial operations are included in the operations of the commercial finance segment.

          - United Kingdom. The Company operates 66 branches and has three centralized lending operations through which home equity and personal loans, credit cards, purchased consumer retail sales finance contracts and commercial transportation and construction equipment financing products are offered.

          - Other International Operations. The Company has 54 branches in Mexico; 43 in Puerto Rico; 18 in Hawaii; four in Costa Rica; and one in Taiwan through which various consumer and commercial finance products are provided.

     Avco Acquisition. On January 6, 1999, the Company acquired Avco, significantly expanding and solidifying its existing operations in Canada, the United Kingdom and Puerto Rico. With the Avco acquisition, the Company also entered new markets in Australia, Hong Kong, France, Sweden, Spain, New Zealand, Ireland and India. Avco's international finance receivables were approximately $4 billion at December 31, 1998 and primarily consist of consumer home equity and personal loans, private label credit cards, retail installment contracts, commercial retail and wholesale financing and leasing. For additional information regarding the Avco acquisition, see the "-- Company Overview" section and NOTE 21 to the consolidated financial statements.

PRODUCT INFORMATION

     This section provides additional information about the products and services offered by the Company. Note that this information is provided on a Company-wide product line basis. For information about the Company's reportable business segments including selected segment financial information, product delivery systems and customers see the "-- Domestic Consumer Finance Segment", "-- Commercial Finance Segment" and "-- International Finance Segment" sections.

     The following table shows certain information with respect to the Company's managed receivables outstanding by product (in millions):

                       MANAGED RECEIVABLES OUTSTANDING(1)

                                                               DECEMBER 31
                                        ---------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                        ---------   ---------   ---------   ---------   ---------
Home Equity Lending...................  $22,622.3   $18,796.0   $16,691.4   $14,316.3   $12,449.9
Personal Lending/Retail Sales
  Finance.............................   11,459.2     8,731.6     7,425.1     6,225.1     5,420.3
Truck and Truck Trailer...............   10,783.6     9,688.9     8,598.3     7,724.0     6,739.7
Credit Card...........................   10,296.8     8,323.7     6,023.8     4,984.6     4,076.5
Equipment.............................    6,114.0     5,300.5     4,571.8     3,781.7     2,947.1
Manufactured Housing..................    5,193.5     3,526.9     2,547.5     2,049.3     1,681.1
Recreational Vehicles(2)..............    2,036.9     1,665.4     1,315.6          --          --
Auto Fleet Leasing....................    1,589.7     1,551.1     1,090.8       330.8       303.2
Warehouse Lending and Other...........    1,268.3       822.4       358.5       290.7        67.9
                                        ---------   ---------   ---------   ---------   ---------
          Total.......................  $71,364.3   $58,406.5   $48,622.8   $39,702.5   $33,685.7
                                        =========   =========   =========   =========   =========

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) On January 28, 1999 the Company announced the sale of its recreational vehicle finance business to NationsBank, N.A., a unit of BankAmerica Corporation. See NOTE 21 to the consolidated financial statements.

     Home Equity Lending. Home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are secured primarily by single-family residential properties. Typically, such loans are not used for the acquisition of homes, but are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes.

     Home equity loans typically have initial maturities of up to 180 months. Variable rates were charged on approximately 13% of home equity managed receivables outstanding at December 31, 1998. Home equity loans may be secured by either first or second mortgages. At December 31, 1998, approximately 73% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Personal Lending / Retail Sales Finance. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles and consumer durables. Personal loan contract terms range up to 60 months and generally require payments on an installment basis. In general, personal loans are made for debt consolidation, home improvements, education, vacations, taxes and purchases of automobiles, appliances and other durable goods. Personal loans are marketed through direct mail, advertising, referrals and the solicitation of existing retail sales finance customers.

     Retail sales finance contracts are generally for the purchase of items such as household electronics and appliances, furniture and home improvements. These contracts are generally purchased from retailers of such items, and provide an important source of new loan customers. The sales finance relationship often leads to other types of financing for the customer based on the individual's credit needs. The terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months.

     Truck and Truck Trailer Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing for heavy-duty trucks and truck trailers in the United States. The Company provides retail financing and leasing for purchasers and users of medium-duty trucks, heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies. Truck and truck trailer customers are principally located in the United States and, to a lesser extent, in Canada and other countries.

     The Company provides retail financing of new and used medium-duty trucks, heavy-duty trucks and truck trailers primarily on an indirect basis through truck and truck trailer dealers. Under an installment sales contract, the dealer and purchaser enter into a financing arrangement for the installment purchase of a truck or truck trailer. Subject to credit approval by the Company, the dealer assigns the installment contract to the Company. The Company funds the transaction by a payment to the dealer for the net amount financed in the contract. Retail truck and truck trailer financing is also sourced directly with truck or truck trailer purchasers.

     Generally, retail financing transactions provide for terms up to 60 months for trucks and up to 84 months for truck trailers at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, the transaction size, the term and down payment, and whether the collateral is new or used.

     Fleet leasing is provided for users of medium-duty trucks, heavy-duty trucks and truck trailers. Most truck and truck trailer leases are non-maintenance, open-end leases. Under such leases, the customer is responsible for the maintenance and residual value of the vehicle and the Company generally retains the tax depreciation benefit.

     The Company also provides truck trailer rental services through short-term operating leases. Under these leases, the Company is the owner of the equipment and the lessee enjoys the use of the equipment for periods from a few days to several months.

     In addition, new and used vehicle wholesale financing is provided to truck and truck trailer dealers throughout the United States and to a lesser extent Canada. Generally, such loans are short-term with variable rates (prime rate based) and are secured by inventory.

     Credit Card Receivables. Credit card receivables consist primarily of VISA(R) and MasterCard(R) bankcards and private label credit cards which are marketed to the public directly and through co-operative marketing programs with other companies. Bankcards are issued across a wide spectrum of customers with interest rates based on customer credit profiles. The private label credit card business has principally consisted of customized revolving credit programs for customers of Amoco and Texaco. With the purchase of SPS in October 1998, relationships with Radio Shack, Goodyear, Staples, Office Depot and Office Max, among others, were added to the Company's private label program. In addition, on January 13, 1999 the Company entered into an agreement to acquire the Shell Proprietary Credit Card Program, which will further expand the Company's position in the oil private label credit card sector. For more information on this acquisition, see NOTE 21 to the consolidated financial statements.

     The Company's credit card related revenues are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as, fees earned from the sale of insurance and other fee-based products. The Company's credit card receivables typically bear variable (prime rate based) interest rates.

     Equipment Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing of new and used construction, mining, forestry, industrial, machine tool, material handling, communications and turf maintenance equipment and golf carts in the United States, Canada and the United Kingdom and to a lesser extent in other countries. Wholesale and rental fleet financing is offered to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing is offered to equipment end-users.

     The Company provides retail financing for the purchase of new and used equipment through installment sales contracts purchased from dealers and distributors, and through direct loans to purchasers. Generally, retail financing transactions for equipment provide for maturities of up to 60 months at fixed rates of interest. The interest rate depends on, among other things, the credit quality of the purchaser, transaction size, term, down payment and whether the collateral is new or used.

     Leasing for end-users of equipment, either directly to the customer or through dealers is also provided. Finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase as part of residual risk management) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value.

     In addition, the Company provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

     Manufactured Housing. The Company believes that it is one of the leading providers of financing to dealers and purchasers of manufactured housing in the United States. The Company purchases manufactured housing retail installment contracts originated by retail dealers, originates and services direct loans to purchasers and provides wholesale financing to approved manufactured housing dealers. In addition, commercial business loans are offered to certain manufactured housing dealers to provide capital to build new retail sales centers, update existing facilities or expand into community park sales.

     Retail manufactured housing finance products include (i) retail installment contracts or direct loans for the purchase of manufactured homes; (ii) retail installment contracts or loans on manufactured homes and amenities such as furnishings, air conditioning, skirting, appliances and patios; and (iii) loans covering both manufactured homes and the related land. Additionally, the Company purchases retail loans from captive finance companies of manufacturers, which normally carry some form of loss protection. Retail financing products are generally secured by a lien on the home and have varying maturities, down payments and interest rates. Original loan terms range up to 25 years. Interest rates offered include fixed, variable and graduated rate programs.

     The Company also provides revolving wholesale lines of credit to approved manufactured housing dealers in connection with their inventory purchases of manufactured homes from pre-approved manufacturers. Generally, wholesale loans are short-term loans with variable rates (prime rate based) and are secured by inventory.

     Recreational Vehicle Finance. As described in NOTE 21 to the consolidated financial statements, on January 28, 1999 the Company entered into an agreement to sell its recreational vehicle finance operations to NationsBank, N.A., a unit of BankAmerica Corporation. Through this business, the Company provided retail financing for purchases of recreational vehicles as well as wholesale financing to dealers in recreational vehicles.

     Auto Fleet Leasing. The Company believes it is one of the leading providers of auto fleet leasing and management services for corporations and municipalities in the United States and Canada with auto and light truck fleets of generally 100 or more vehicles. Management services, which are provided through a centralized operation, primarily include vehicle purchasing and sales, license and title administration, vehicle maintenance management, accident management, fuel card management, driver expense report processing and other tailored services to allow companies to fully outsource their fleet management operations. Auto fleet leasing receivables have increased substantially since 1995 principally due to the July 1996 acquisition of certain auto leasing assets of USL Capital, formerly an affiliate and Ford subsidiary, and the acquisition of the U.S. and Canada based commercial auto fleet operation of AT&T Capital Corporation in December 1997.

     Warehouse Lending and Other. The Company's other activities principally include the following:

          Warehouse Lending. The Company provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

          Government Guaranteed Lending -- SBA and B&I Loans. The Company extends credit to small businesses that is partially guaranteed by the United States government under the Small Business Administration 7(a), 504, LowDoc, and SBAExpress programs, as well as the USDA Business and Industrial Loan program. These programs provide financing of $50,000 to $5 million for working capital, equipment, commercial real estate, debt refinancing and business acquisitions. The Company maintains Preferred Lender Status in eight SBA Districts in Texas and California and it plans to extend its Preferred Lender Status to additional SBA districts in the upcoming year.

          Employee Relocation Services. The Company provides corporations and certain federal government agencies with assistance in employee relocation, origination of mortgages and management and disposition of residential real estate.

          Municipal Finance. The Company provides financing for the acquisition of real and personal property by state and local government entities, not-for-profit (sec.501(c)(3)) corporations and qualified industrial companies in the United States.

          Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers.

     Related Insurance. Historically the Company has offered various credit and non-credit insurance products to its finance customers through its existing business segment delivery systems. The Company expanded its insurance delivery systems through the acquisitions of The Northland Company ("Northland") in December 1998 and Avco in January 1999, as described on the following page. Consumer related insurance products include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Commercial related insurance products offered include commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

     The purchase of insurance by a finance customer is optional, with the exception of physical damage insurance on loan collateral, which is generally required. The customer can purchase such insurance either from the Company or an alternative carrier chosen by the customer. Premiums for insurance coverage are generally financed as part of the insured's finance obligation.

     The following table sets forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                              YEAR ENDED DECEMBER 31
                                                    ------------------------------------------
                                                     1998     1997     1996     1995     1994
                                                    ------   ------   ------   ------   ------
Net Written Premium
  Credit life, accident and other related.........  $290.1   $307.1   $282.2   $240.6   $242.4
  Physical damage.................................   197.8    210.3    186.2    180.3    168.7
  Other casualty and liability....................   103.7     91.3     75.9     69.6     54.5
                                                    ------   ------   ------   ------   ------
          Total...................................  $591.6   $608.7   $544.3   $490.5   $465.6
                                                    ======   ======   ======   ======   ======
Premium Revenue(2)
  Credit life, accident and other related.........  $210.6   $201.4   $183.8   $164.8   $148.1
  Physical damage.................................   171.2    152.9    155.1    148.5    136.7
  Other casualty and liability....................    89.7     66.4     63.2     57.3     44.2
                                                    ------   ------   ------   ------   ------
          Total...................................  $471.5   $420.7   $402.1   $370.6   $329.0
                                                    ======   ======   ======   ======   ======
Investment Income.................................  $ 98.5   $ 82.6   $ 71.7   $ 68.5   $ 47.3
                                                    ======   ======   ======   ======   ======
Benefits Paid or Provided.........................  $158.1   $145.7   $148.2   $142.5   $147.9
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

     As described below, the Company enhanced existing lines of insurance products through the December 1998 acquisition of Northland and the January 1999 acquisition of Avco. The acquisition of Northland in December 1998 did not have a significant impact on 1998 operating results.

          Northland. The addition of Northland increased the Company's property and casualty insurance business and enhanced the Company's existing lines of insurance and financial products. Northland operates through a comprehensive network of general agents, independent agents, brokers and program administrators. Historically, the Company has sold credit-related insurance, mainly to customers of its consumer finance and commercial finance operations. Northland's insurance products, which include commercial auto (predominantly trucking), excess and surplus lines, non-standard auto, surety and customs bonds, complement the Company's existing insurance business and significantly expand its distribution capability. Nearly half of Northland's writings are in lines of businesses the Company serves extensively through its finance operations. Northland and its subsidiaries operate in 50 states and the District of Columbia and have approximately 750 employees at their St. Paul headquarters and subsidiaries in Itasca, Illinois and Scottsdale, Arizona. Northland wrote $418 million in net premiums in 1998 and is rated A+ (Superior) by A.M. Best. See NOTE 6 to the consolidated financial statements for more information on the Northland acquisition.

          Avco. The acquisition of Avco expanded the Company's U.S. and international insurance business. Avco offers insurance products to consumers and businesses in the United States, Canada, the United Kingdom and Australia through its affiliated finance operations, as well as to non-credit related customers. See the "-- Company Overview" section for more information on the Avco acquisition.

ADDITIONAL INFORMATION REGARDING THE COMPANY

  ALLOWANCE FOR LOSSES, CREDIT LOSSES AND CONTRACTUAL DELINQUENCY

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against anticipated losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. Additions to the allowance are generally charged to the provision for losses on finance receivables. An analysis of changes in the allowance for losses is contained in NOTE 7 to the consolidated financial statements.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     The following table sets forth information as of the dates shown regarding net credit losses, allowance for losses and contractual delinquency. This information should be read in conjunction with the discussion of the Company's financial condition under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

            60+DAYS CONTRACTUAL DELINQUENCY, NET CREDIT LOSSES, AND
                ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES

                                                                   YEAR ENDED OR AT DECEMBER 31
                                                       ----------------------------------------------------
                                                         1998       1997       1996       1995       1994
                                                       --------   --------   --------   --------   --------
MANAGED BASIS(1)
-----------------------------------------------------
60+Days Contractual Delinquency Amount (in
  millions)..........................................  $1,951.9   $1,355.1   $1,122.1   $  755.4   $  510.3
  As a Percentage of Managed Receivables.............      2.57%      2.15%      2.11%      1.71%      1.35%
Net Credit Losses (in millions)......................  $1,566.0   $1,250.0   $  888.6   $  624.2   $  508.6
  As a Percentage of Average Managed Receivables.....      2.43%      2.32%      2.00%      1.70%      1.64%

OWNED BASIS
-----------------------------------------------------
Allowance for Losses Amount (in millions)............  $1,978.7   $1,949.9   $1,563.1   $1,268.6   $1,061.6
Allowance for Losses to Net Finance Receivables......      3.25%      3.53%      3.36%      3.20%      3.15%
Allowance for Losses to Net Credit Losses(2).........      1.74x      1.59x      1.77x      2.03x      2.09x

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter Owned Basis losses. The 1994-1997 amounts reflect the allowance for losses to total Owned Basis net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter securitization of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

     The Company's ten largest accounts at December 31, 1998 (all of which were current at December 31, 1998) represented 1% of the Company's total managed finance receivables outstanding. All of such accounts are secured commercial finance accounts.

  COMPETITION

     The markets in which the Company operates are highly competitive. Many competitors are large companies that have substantial capital and technological and marketing resources. Some of these competitors are larger than the Company and may have access to capital at a lower cost than the Company. The Company believes that the finance charge rate is one of the primary competitive factors in many of its markets. From time to time, competitors of the Company may seek to compete aggressively on the basis of pricing, and the Company may lose market share to the extent it is not willing to match competitor pricing, in order to maintain interest margins.

     Domestic Consumer Finance. Traditional competitors in the domestic consumer finance segment include independent finance companies, banks and thrift institutions, credit unions, industrial banks, credit card issuers, leasing companies, manufacturers and vendors. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that compete with the Company are able to offer financial services on very competitive terms.

     Competition varies across products offered. While there is considerable competition in the home equity loan market, the market is fragmented with no single competitor claiming a significant market share. The Company, as a portfolio lender, maintains considerable product and delivery flexibility, which the Company believes is a competitive advantage.

     Competition in the credit card industry has been intense over the last several years. Large money-center banks have been seeking to expand their credit card units through, among other things, aggressive pricing, marketing and acquisitions. In addition, many non-bank competitors specialize in certain growth strategies, such as partnership and database marketing. The Company addresses these competitive pressures by focusing on targeted segments of the domestic consumer market, co-branding relationships and its private label credit card programs.

     Competition also varies by delivery system and geographic region. For example, competitors of the Company's branch system are distinct from the competitors of the Company's centralized lending operation.

     Commercial Finance. In its commercial finance segment, the Company competes with captive and independent finance companies, commercial banks, thrifts and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others.

     The Company believes, based on its experience in the industry, that the primary competitive factors in the commercial finance and leasing business are price, product quality, risk management, new account marketing and retention of customers through emphasis on superior customer service. In addition, the Company believes that innovation is necessary to compete in the industry, including enhanced customer service, specialization in certain types of equipment, use of alternative channels of distribution and, in certain lines of business, optimization of tax treatment between owner and user. Purchasers of equipment financed by the Company generally seek transactions that are simple, flexible and customer responsive.

     International Finance. The competitors of the Company in the international finance segment include those types of business entities which have traditionally competed in domestic markets. Competition varies on the basis of product and local jurisdiction, with commercial banks, credit card issuers, finance companies and vendors frequently constituting an established source of competition. The Company's experience indicates that primary competitive factors in its international markets vary from market to market but may include product quality, customer service, risk management, and capital resources.

     Insurance. The Company also competes with international, national and regional insurance companies, as well as self-insurance programs and captive insurers to provide its credit related and non-credit related insurance products. Competition in the insurance business is based upon price, product design and service levels rendered to producers and policyholders. The insurance business is extremely competitive, in both price and services, and no single insurer is dominant. The Company believes that its ability to market its insurance products through its distribution systems gives it a distinct competitive advantage over its competitors who do not have such ability.

  REGULATION

     The Company is subject to regulation in most of the countries in which it has operations, and is often required to obtain governmental licensing or approval before commencing business. The Company's operations in the United States are subject to extensive state and federal regulation including, but not limited to, the following federal statutes and regulations: The Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the

Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA") and the Real Estate Settlement Procedures Act, as amended ("RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on the future business, financial condition or prospects of the Company.

     Domestic Consumer Finance. The Company's domestic consumer finance segment, including its credit card business, is generally subject to detailed supervision by governmental authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states in the United States have usury laws which limit interest rates. Federal legislation in the United States preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

     The Company is subject to the TILA and Regulation Z promulgated thereunder in the United States. The TILA requires, among other things, disclosure of pertinent elements of consumer credit transactions, including the finance charges and the comparative costs of credit expressed in terms of an annual percentage rate. The TILA disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms. The TILA also guarantees consumers a three-day right to cancel certain credit transactions, including purchase money loan refinancing and home equity loans secured by a consumer's primary residence. Section 32 of Regulation Z mandates that applicants for real estate loans which contain certain rate and fee amounts be provided an additional three-day waiting period prior to signing loan documents.

     In addition, the Company is subject to the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin or age. Regulation B promulgated under ECOA restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     RESPA has been extended to cover real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

     ANB is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency ("OCC"). ANB's charter limits its activities to credit card operations. In addition, ANB is subject to the rules and regulations of the FDIC. ACB (formerly Associates Investment Corporation) is regulated by the FDIC and the Utah Department of Financial Institutions. HSB is regulated by the FDIC and the South Dakota Department of Commerce and Regulation -- Banking Division. ANB, ACB and HSB are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations.

     Federal and state legislation seeking to regulate the maximum interest rate and/or other charges on consumer finance receivables has been introduced in the past, and may from time to time be changed in the future. However, it is not possible to predict the nature of future legislation with respect to the foregoing or its impact on the future business, financial condition or prospects of the Company.

     Commercial Finance. Although most jurisdictions do not regulate commercial finance, certain jurisdictions do require licensing of lenders, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. In the United States the Company is also required to comply with certain provisions of the ECOA which are applicable to commercial loans.

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

     International Finance. The international segment of the Company's finance business is subject to diverse regulatory frameworks. Regulatory qualifications, licensing procedures, interest rates, lending practices, and regulatory reporting requirements vary substantially from jurisdiction to jurisdiction.

     Insurance. The domestic and foreign operations of the Company are subject to detailed regulation and supervision in each state or other jurisdiction in which they conduct insurance related business. The laws of the various jurisdictions establish supervisory and regulatory agencies with broad administrative powers. Generally, such laws cover, among other things, types of insurance that may be sold, policy forms, reserve requirements, permissible investments, premiums charged, trade practices, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates.

     Ownership Limitations. Due to the nature of the Company's business and the various countries in which certain of the Company's businesses are domiciled, the acquisition of its equity securities beyond certain percentage levels may not be permitted without regulatory approval. U.S. Federal and state banking laws and state insurance regulations may limit ownership of the Company's equity securities by certain entities. In addition, regulations of various governing bodies in foreign countries where the Company or a subsidiary conducts business also may limit an entity or affiliated entity's interest in the Company. The information set forth herein is not meant to be complete, and any person or entity investing in the Company should consult their own legal counsel regarding such investment.

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by First Capital and its subsidiaries represent less than 1% of total assets at December 31, 1998 and are therefore not significant in relation to total assets. Branch finance operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At December 31, 1998, the Company had approximately 2,522 offices worldwide. The Company owns its administrative headquarters in Irving, Texas, consisting of approximately 550,000 square feet, and a centralized processing center also located in Irving, Texas, consisting of approximately 440,000 square feet.

ITEM 3. LEGAL PROCEEDINGS.

     Various legal actions and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     In addition, the Company like many other companies that operate in regulated businesses is from time-to-time the subject of various governmental inquiries and investigations. The Company is currently the subject of certain investigations and inquiries by federal and state governmental authorities relating generally to the Company's lending practices. The Company does not have sufficient information to predict with certainty the ultimate outcome of such investigations and inquiries or their ultimate effect, if any, on the Company's results of operations or financial condition or the manner in which the Company operates its business.

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1998. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not required.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Class A Common Stock of the Company is listed on the New York Stock Exchange under the symbol AFS. The high and low sales prices for the Class A Common Stock and the dividends paid per share of the Class A Common Stock for each full quarterly period from May 8, 1996, the date the Class A Common Stock began trading on the New York Stock Exchange, were as follows:

                                                       CLASS A COMMON STOCK PRICE PER SHARE(1)
                                           ---------------------------------------------------------------
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
1998
High.....................................      41 5/16          42 3/4          43 3/8           43 11/16
Low......................................      32 7/8           35 11/16        28 3/32          22 21/32
Dividends per share of Class A Common
  Stock and Class B Common Stock(2)......       $0.050          $0.050           $0.050          $0.055
1997
High.....................................      26 5/16          29 11/16        33 1/8           36 9/32
Low......................................      21 1/4           21 1/16         27 5/8           29 3/8
Dividends per share of Class A Common
  Stock and Class B Common Stock.........       $0.050          $0.050           $0.050          $0.050
1996
High.....................................          N/A           19 9/16        20 13/16         24 1/4
Low......................................          N/A           16 9/16        17 3/8           20 3/8
Dividends per share of Class A Common
  Stock and Class B Common Stock.........         --                --           $0.050          $0.050

---------------

(1) Prices reflect composite exchange transactions. Prices and dividends are adjusted to give retroactive recognition to a two-for-one split distributed in the form of a dividend (the "Split") of the Company's Class A Common Stock on December 23, 1998. One additional common share was issued on December 23, 1998 for every common share held by stockholders of record as of the close of business on December 9, 1998. The Split-adjusted initial public offering price on May 8, 1996 would have been $14.50 per share.

(2) On April 7, 1998 all of the issued and outstanding shares of the Company's Class B Common Stock were converted at par value to an equal number of the shares of the Company's Class A Common Stock and, correspondingly no dividends were paid on Class B Common Stock after such date.

     As of February 11, 1999, stockholders of record of the Company included approximately 198,281 holders of the Class A Common Stock. See NOTE 1 of the consolidated financial statements regarding Ford's Spin-Off of its interest in the Company.

     The Company relies primarily on dividends and other intercompany fees from its subsidiaries for the payment of dividends to holders of its Class A Common Stock. The terms of the agreements governing certain outstanding indebtedness of Associates Corporation of North America ("Associates"), First Capital's principal domestic operating subsidiary, contain certain limitations on the payment of dividends and certain other transfers of funds to the Company. The principal restriction, which is contained in an issue of debt with a stated maturity of March 15, 1999, generally limits payments of cash dividends on Associates common stock in any year to not more than 50% of consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Future issues of Associates debt may also contain such a restriction. In addition, the Company's banking subsidiaries, ANB, ACB and HSB, and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively, and the repatriation of funds from the Company's foreign subsidiaries may be subject to withholding taxes or other restrictions.

     In 1998, the Company issued 115,000 (Split adjusted) restricted shares of Class A Common Stock to seven employees. The Company awarded these shares to such individuals contingent on their continued employment with the Company and such shares vest on the fifth anniversary of the date of issuance. The

Company believes the issuance of the above shares of common stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA -- OWNED BASIS.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1998. The information contained herein is presented on a basis consistent with amounts reported in the historical financial statements on an Owned Basis and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions):

                                                                          YEAR ENDED OR AT DECEMBER 31
                                                          -------------------------------------------------------------
                                                            1998         1997         1996         1995         1994
                                                          ---------    ---------    ---------    ---------    ---------
Results of Operations
  Total revenue........................................   $ 9,376.8    $ 8,278.6    $ 7,098.2    $ 6,107.2    $ 4,925.8
  Finance charge revenue...............................     7,910.4      7,560.2      6,481.0      5,560.8      4,445.2
  Interest expense.....................................     3,196.7      2,775.2      2,456.0      2,177.9      1,657.3
  Net interest margin..................................     4,713.7      4,785.0      4,025.0      3,382.9      2,787.9
  Operating expenses...................................     2,798.0      2,339.6      2,002.9      1,754.7      1,456.1
  Provision for losses.................................     1,283.5      1,378.1      1,086.5        834.0        647.1
  Insurance benefits paid..............................       158.1        145.7        148.2        142.5        147.9
  Earnings before provision for income taxes...........     1,940.5      1,640.0      1,404.6      1,198.1      1,017.4
  Provision for income taxes...........................       717.0        608.3        547.6        475.0        414.1
  Net earnings.........................................     1,223.5      1,031.7        857.0        723.1        603.3
  Basic earnings per share(1)..........................        1.76         1.49         1.24         1.04
  Diluted earnings per share(1)........................        1.75         1.48         1.23         1.04
Balance Sheet Data
  Finance receivables, net of unearned finance
    income.............................................   $60,939.0    $55,215.6    $46,512.9    $39,702.5    $33,685.7
  Allowance for losses.................................     1,978.7      1,949.9      1,563.1      1,268.6      1,061.6
  Total assets.........................................    75,175.4     57,232.7     48,268.4     41,303.9     35,283.5
  Short-term debt (notes payable)......................    25,709.8     20,970.6     17,075.2     13,747.3     12,431.9
  Long-term debt(3)....................................    37,596.7     28,228.0     24,029.5     21,372.6     17,306.2
  Stockholders' equity.................................     8,526.5      6,268.6      5,437.5      4,801.1      4,436.8
  Stockholders' equity per share(1)(2).................       11.72         9.05         7.84         6.92
Selected Data and Ratios
  Total debt to equity.................................       7.4:1        7.8:1        7.5:1        7.2:1        6.6:1
  Total debt to adjusted equity(5).....................       8.1:1        8.8:1        8.8:1        9.0:1        8.5:1
  Total debt to tangible equity........................       9.5:1        9.5:1        9.7:1        9.9:1        9.6:1
  Return on average assets(4)..........................        1.90%        1.95%        1.93%        1.89%        1.85%
  Return on average equity(4)..........................       17.94        17.78        17.09        15.66        14.70
  Return on average adjusted equity(4)(5)..............       20.30        21.10        20.94        20.26        19.66
  Return on average tangible equity(4).................       22.03        22.21        22.63        21.90        21.71
  Allowance for losses to net finance receivables......        3.25         3.53         3.36         3.20         3.15
  Allowance for losses to net credit losses(6)                 1.74x        1.59x        1.77x        2.03x        2.09x
Number of employees....................................      28,662       22,582       18,984       16,647       15,318
Number of branch offices
  Domestic.............................................       1,478        1,568        1,634        1,543        1,472
  International........................................       1,044          697          499          404          329
                                                          ---------    ---------    ---------    ---------    ---------
        Total..........................................       2,522        2,265        2,133        1,947        1,801
                                                          =========    =========    =========    =========    =========

---------------

(1) Due to the change in the Company's capital structure as a result of the Initial Public Offering, share and per share data for 1994 is not comparable to, or meaningful in the context of, future periods. In addition, per share information has been adjusted to give retroactive recognition to the December 23, 1998 stock dividend described in NOTE 19 to the consolidated financial statements.

(2) Based on the basic shares outstanding for each year.

(3) Includes current portion of long-term debt.

(4) During the first quarter of 1996, the Company paid a dividend to Ford totaling $1.85 billion, of which $1.75 billion was in the form of an intercompany interest bearing note. The Company repaid the $1.75 billion intercompany note with Ford during the second quarter of 1996 and received $1.85 billion as a result of the initial public offering. The amounts presented for 1996 exclude the effect of these transactions. Including the impact of these transactions, the Company's return on average assets, on average equity, on average adjusted equity and on average tangible equity for the year ended December 31, 1996 would have been 1.89%, 18.31%, 22.86%, and 24.91%, respectively.

(5) Excludes the push-down goodwill created by Ford's acquisition of foreign affiliates of the Company in 1989.

(6) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter Owned Basis losses. The 1994-1997 amounts reflect the allowance for losses to total Owned Basis net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter securitization of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a leading diversified finance organization, which provides finance, leasing and related services to individual consumers and businesses. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment and other fee income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is finance charge revenue less interest expense ("net interest margin").

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

MANAGED BASIS REPORTING

     The discussion that follows includes comparisons of amounts reported in the historical financial statements ("Owned Basis") and on a pro forma basis adjusted to include the impact of receivables held for sale and receivables sold with servicing retained ("Managed Basis"). Unless specifically identified as managed or Managed Basis, the financial information contained herein is presented on a basis consistent with the amounts reported in the historical financial statements on an Owned Basis. On an Owned Basis, finance charges and service fee income, interest expense and credit losses on the held for sale and servicing portfolios are included in investment and other income in the statement of earnings. On a pro forma Managed Basis, these items are reclassified from investment and other income and presented as if the receivables neither had been held for sale nor sold. Because an economic interest is retained in all receivables managed by the Company, management believes the discussion of pro forma Managed Basis information is useful in evaluating the Company's operating performance.

     The following table contains selected Owned Basis and pro forma Managed Basis financial information (in millions):

                                                  YEAR ENDED OR AT DECEMBER 31
                            -------------------------------------------------------------------------
                                           1998                                  1997
                            -----------------------------------   -----------------------------------
                              OWNED      PRO FORMA     MANAGED      OWNED      PRO FORMA     MANAGED
                              BASIS     ADJUSTMENTS     BASIS       BASIS     ADJUSTMENTS     BASIS
                            ---------   -----------   ---------   ---------   -----------   ---------
Finance charges...........  $ 7,910.4    $ 1,304.6    $ 9,215.0   $ 7,560.2    $  272.0     $ 7,832.2
Insurance premiums........      471.5           --        471.5       420.7          --         420.7
Investment and other
  income..................      994.9       (651.9)       343.0       297.7       (80.1)        217.6
                            ---------    ---------    ---------   ---------    --------     ---------
          Total revenue...    9,376.8        652.7     10,029.5     8,278.6       191.9       8,470.5
                            ---------    ---------    ---------   ---------    --------     ---------
Interest expense..........    3,196.7        273.5      3,470.2     2,775.2       171.0       2,946.2
Operating expenses........    2,798.0           --      2,798.0     2,339.6          --       2,339.6
Provision for losses......    1,283.5        379.2      1,662.7     1,378.1        20.9       1,399.0
Insurance benefits paid or
  provided................      158.1           --        158.1       145.7          --         145.7
                            ---------    ---------    ---------   ---------    --------     ---------
          Total
            expenses......    7,436.3        652.7      8,089.0     6,638.6       191.9       6,830.5
                            ---------    ---------    ---------   ---------    --------     ---------
Earnings before provision
  for income taxes........    1,940.5           --      1,940.5     1,640.0          --       1,640.0
Provision for income
  taxes...................      717.0           --        717.0       608.3          --         608.3
                            ---------    ---------    ---------   ---------    --------     ---------
Net earnings..............  $ 1,223.5    $      --    $ 1,223.5   $ 1,031.7    $     --     $ 1,031.7
                            =========    =========    =========   =========    ========     =========
Net Finance Receivables
  End of period...........  $60,939.0    $10,425.3    $71,364.3   $55,215.6    $3,190.9     $58,406.5
  Average.................  $57,253.1    $ 7,252.7    $64,505.8   $51,110.5    $2,789.2     $53,899.7

     Pro forma information is not presented above for the year ended or at December 31, 1996 because the difference between Owned and Managed Basis financial information for this period was not significant.

RESULTS OF OPERATIONS

  SUMMARY OF RESULTS OF OPERATIONS

     The following table summarizes the Company's earnings and related data (dollars in millions):

                           EARNINGS AND RELATED DATA

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Earnings before provision for income taxes..................  $1,940.5   $1,640.0   $1,404.6
Net earnings................................................   1,223.5    1,031.7      857.0
Change in net earnings
  Amount....................................................  $  191.8   $  174.7   $  133.9
  Percent...................................................      18.6%      20.4%      18.5%
Basic earnings per share....................................  $   1.76   $   1.49   $   1.24
Diluted earnings per share..................................      1.75       1.48       1.23
Return
  On average managed assets(1)..............................      1.78%      1.86%      1.89%
  On average equity(1)......................................     17.94      17.78      17.09
  On average adjusted equity(1)(2)..........................     20.30      21.10      20.94

---------------

(1) During the first quarter of 1996, the Company paid a $1.85 billion dividend to Ford, of which $1.75 billion was in the form of an intercompany interest bearing note. The Company repaid the note during the second quarter of 1996 and received $1.85 billion in proceeds from its initial public offering. The amounts presented for 1996 exclude the effect of these transactions.
(2) Excludes the push-down goodwill created by Ford's acquisition of foreign affiliates of the Company in 1989.

     Earnings before provision for income taxes and net earnings increased in each of the years ended December 31, 1998, 1997 and 1996. The principal factor, which influenced the changes in the Company's net earnings in each period was an increase in earning assets. The increase in earning assets directly affects net interest margin, operating expenses and provision for loan losses, all of which are described in the sections that follow.

     The Company derived approximately 24% of its earnings before provision for income taxes in 1998 from its international finance segment. Management believes that the overall economic factors and trends affecting the profitability of the foreign subsidiaries have not materially affected the profitability of the Company taken as a whole. See the discussion of the impact of foreign currency translation in the "-- Market Risk" section that follows and in NOTE 16 to the Company's consolidated financial statements.

  NET INTEREST MARGIN -- MANAGED BASIS

     The Company's Managed Basis net interest margin was as follows (dollars in millions):

                      NET INTEREST MARGIN -- MANAGED BASIS

                                                              YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------
                                           1998                     1997                        1996
                                  ----------------------   ----------------------   ----------------------------
                                   AMOUNT    % OF AMR(1)    AMOUNT    % OF AMR(1)    AMOUNT    % OF AMR(1)(2)(3)
                                  --------   -----------   --------   -----------   --------   -----------------
Domestic Consumer Finance
  Segment.......................  $3,505.0      10.27%     $3,251.7      10.67%     $2,723.1         10.81%
Commercial Finance Segment......     983.9       4.14         849.6       4.34         675.6          4.20
International Finance Segment...   1,255.9      19.02         784.7      20.34         664.6         21.09
                                  --------                 --------                 --------
          Total Company.........  $5,744.8       8.91%     $4,886.0       9.06%     $4,063.3          9.20%
                                  ========                 ========                 ========

---------------

(1) Expressed as a percentage of Average Managed Receivables ("AMR") of the respective segment for the period.
(2) The 1996 net interest margin excludes 0.05% non-recurring interest costs related to the 1996 public offering (the "IPO") of the Company's Class A Common Stock.
(3) Excludes the effect of the IPO.

     Managed Basis net interest margin increased on a dollar basis in each segment primarily due to growth in average managed finance receivables. Managed Basis net interest margin expressed as a percentage of average managed receivables outstanding during each period declined in each segment primarily due to declining finance charge yields, partially offset by declining borrowing rates.

  FINANCE CHARGES -- MANAGED BASIS

     The finance charge revenue and yield for the Company were as follows (dollars in millions):

                        FINANCE CHARGES -- MANAGED BASIS

                                                                   YEAR ENDED DECEMBER 31
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------   --------   --------
Finance Charge Revenue......................................   $9,215.0   $7,832.2   $6,578.1
Yield(1)....................................................      14.29%     14.53%     14.81%

---------------

(1) Calculated as finance charge revenue as a percentage of average managed finance receivables outstanding for the indicated period.

     Finance charge revenue increased, on a dollar basis, primarily due to the growth in the average managed finance receivables during each period. The principal factors which influence the trend of finance charge yields are (i) the composition of the finance receivable portfolios (i.e., "product mix"); (ii) the interest rate environment; and (iii) the level of business competition. A generally declining interest rate environment, changes in product mix and increased competition were the primary causes of the movements in finance charge yield from 1996 to 1998.

  INTEREST EXPENSE -- MANAGED BASIS

     Total dollars of managed interest expense increased in each of the three years ended 1998. In each year the increase was principally due to higher average outstanding debt as a result of the Company's growth in net finance receivables. The increase in Managed Basis interest expense as a result of growth in 1998 and 1997 was partially offset by a decline in the Company's average borrowing rate in each period. Declines in the Company's average borrowing rate were primarily caused by decreasing market interest rates and by a modest shift toward a higher percentage of floating-rate debt as a percentage of total debt. Floating-rate debt rates were lower than long-term debt rates in each period.

  INSURANCE PREMIUM REVENUE

     Insurance premium revenue was $471.5 million, $420.7 million and $402.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Insurance premium revenue, which is earned over the coverage term, increased $50.8 million (12.1%) in 1998, $18.6 million (4.6%) in 1997, and $31.5 million
(8.5%) in 1996. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for customers of the domestic consumer, commercial and international business segments. Therefore, insurance sales, and resulting revenue, are largely dependent on business activities and volume. The increase in insurance revenue in each of the years was principally caused by increased sales of insurance products associated with the increase in net finance receivables outstanding. The Company expanded its insurance operations with the December 1998 acquisition of The Northland Company and the January 1999 acquisition of the insurance operations of Avco Financial Services, Inc. These acquisitions did not have a significant impact on 1998 operating results. See NOTE 6 and NOTE 21 to the consolidated financial statements for more information about these acquisitions.

  INVESTMENT AND OTHER INCOME -- MANAGED BASIS

     Managed Basis investment and other income for the years ended December 31, 1998, 1997 and 1996 was $343.0 million, $217.6 million and $180.1 million, respectively. Managed Basis investment income is derived from realized and unrealized returns on the Company's investments in trading securities and realized returns on investments in available-for-sale securities, both of which are principally owned by the Company's insurance operation. Managed Basis other income is primarily derived from fee-based services, such as employee relocation services, emergency roadside assistance, auto club services, point of sale transaction services and inbound telemarketing services. The increase in investment and other income from 1996 through 1998 was principally due to higher investment income due to the growth in the Company's investment portfolio and growth in fee-based businesses.

  OPERATING EXPENSES

     Operating expenses, on an Owned and Managed Basis, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                       YEAR ENDED DECEMBER 31
                                       -------------------------------------------------------
                                             1998               1997               1996
                                       ----------------   ----------------   -----------------
                                        AMOUNT    % AMR    AMOUNT    % AMR    AMOUNT    % AMR
                                       --------   -----   --------   -----   --------   ------
Salaries and Benefits................  $1,290.1   2.00%   $1,110.5   2.06%   $  946.0     2.13%
Advertising..........................     215.4   0.33       176.8   0.33       146.6     0.33
Data Processing......................     203.0   0.32       178.1   0.33       147.0     0.33
Occupancy............................     198.3   0.31       160.2   0.30       130.5     0.29
Other................................     891.2   1.38       714.0   1.32       632.8     1.43
                                       --------   ----    --------   ----    --------   ------
          Total......................  $2,798.0   4.34%   $2,339.6   4.34%   $2,002.9     4.51%
                                       ========   ====    ========   ====    ========   ======
Managed Basis Efficiency Ratio.......             43.7%              43.5%                44.5%
                                                  ====               ====               ======

     Total operating expenses on a dollar basis increased from 1996 to 1998, principally due to increased levels of business volume and outstanding receivables in each of the years. As a percentage of average managed receivables, total operating expenses decreased from 1996 to 1997 and remained flat in 1998. In addition, the Company's total managed operating efficiency, as measured by the ratio of total operating expenses to Managed Basis revenues net of Managed Basis interest expense and insurance benefits paid or provided (the "Managed Basis Efficiency Ratio") improved from 1996 to 1997 but declined slightly in 1998. The 1998 decline is primarily due to a decline in Managed Basis net interest margin during 1998.

  ALLOWANCE FOR LOSSES, LOSSES AND ASSET QUALITY

     The Company maintains an allowance for losses on finance receivables at an amount, which it believes is sufficient to provide adequate protection against losses in its portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. For purposes of measuring business segment profitability, each business unit establishes an allowance for loan loss when a loan is made through a charge to the provision for losses. The Company manages its allowance for losses on finance receivables on a Company-wide basis taking into account actual and expected losses in each business unit, the relationship of the allowance for losses to net finance receivables outstanding and the relationship of the allowance for losses to total net credit losses. The resulting charge is included in the provision for losses.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis described as follows: consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year contractually delinquent. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are suspended on accounts when they become

60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1998 and 1997, net finance receivables on which revenue was not accrued approximated $1.5 billion and $1.2 billion, respectively. The interest income that would have been recorded in 1998 if these nonaccruing receivables had been current was approximately $34 million.

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

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Balance at Beginning of Period..............................  $ 1,949.9   $ 1,563.1   $ 1,268.6
  Provision for losses......................................    1,283.5     1,378.1     1,086.5

  Recoveries on receivables charged off.....................      237.7       224.9       147.2
  Losses sustained..........................................   (1,424.6)   (1,454.0)   (1,032.5)
                                                              ---------   ---------   ---------
     Net credit loss experience.............................   (1,186.9)   (1,229.1)     (885.3)
                                                              ---------   ---------   ---------
  Reserves of receivables sold(1)...........................     (334.7)         --          --
  Reserves of acquired businesses and other.................      266.9       237.8        93.3
                                                              ---------   ---------   ---------
Balance at End of Period....................................  $ 1,978.7   $ 1,949.9   $ 1,563.1
                                                              =========   =========   =========
Allowance for Losses to Net Finance Receivables.............       3.25%       3.53%       3.36%
Loss Coverage Ratio(2)......................................       1.74x       1.59x       1.77x

---------------

(1) The reserves related to receivables sold during 1997 and 1996 were not significant.

(2) The 1998 figure represents the ratio of allowance for losses to annualized second, third and fourth quarter Owned Basis losses. The 1997 and 1996 amounts reflect the allowance for losses to total Owned Basis net credit losses for the respective year. First quarter losses are not reflected in the 1998 ratio because they were incurred before the second quarter securitization of approximately $5.2 billion of credit card receivables. Losses incurred after this transaction are more representative of current loss levels.

     The allowance for losses as a percent of net finance receivables increased in 1997 and declined in 1998. The decline in 1998 was principally due to the securitization of approximately $5.2 billion of the Company's U.S. bankcard credit card receivables to a master trust. This transaction contributed to a general shift in product mix during 1998 towards more secured portfolios. Secured portfolios generally have lower losses and therefore lower allowance requirements than unsecured portfolios.

     The loss coverage ratio (allowance for losses as a percent of net credit losses) decreased in 1997 and increased in 1998, reflecting the aforementioned U.S. bankcard securitization transaction. Management believes the allowance for losses at December 31, 1998 is sufficient to provide adequate protection against losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1998 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

     The Company's Managed Basis 60+days contractual delinquency and Managed Basis net credit losses as a percentage of average managed receivables ("AMR") for each of these years are set forth in the following table (dollars in millions):

          MANAGED BASIS CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                               YEAR ENDED OR AT DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
60+Days Contractual Delinquency
  Domestic Consumer Finance Segment.........................      3.55%      2.97%      2.95%
  Commercial Finance Segment................................      1.24       1.04       1.03
  International Finance Segment.............................      2.58       1.93       1.62
          Total.............................................      2.57%      2.15%      2.11%
          Total dollars delinquent..........................  $1,951.9   $1,355.1   $1,122.1
Net Credit Losses to AMR
  Domestic Consumer Finance Segment.........................      3.62%      3.56%      3.04%
  Commercial Finance Segment................................      0.48       0.37       0.34
  International Finance Segment.............................      3.26       2.42       2.14
          Total.............................................      2.43%      2.32%      2.00%
          Total dollars.....................................  $1,566.0   $1,250.0   $  888.6

     The domestic consumer finance segment's managed net credit losses to AMR increased from 1996 to 1997 primarily due to increased consumer bankruptcy levels. While the rate of increase in consumer bankruptcy levels slowed in 1998, it was a primary factor contributing to higher losses in 1998. The growth in the Company's private label receivable portfolio, due primarily to the SPS acquisition in the fourth quarter of 1998, also contributed to higher 1998 losses. Private label receivables are unsecured and typically have higher losses than the segment's secured portfolios. These loss increases in 1998 were partially offset by the lower loss rates associated with the strong growth in the home equity lending portfolio during 1998. Home equity lending receivables typically have lower losses than unsecured receivable portfolios.

     The commercial finance segment's managed net credit losses to AMR increased in 1998 over 1997 and 1996 levels primarily due to higher losses in the retail manufactured housing portfolio and in the truck and truck trailer financing portfolios.

     The international finance segment's managed net credit losses to AMR increased in each comparable period. The increase in 1998 was primarily driven by the acquisition of Beneficial Canada Holdings Incorporated during the first quarter of 1998, and the acquisition of DIC Finance Co. Ltd., in the second quarter of 1998. These acquisitions resulted in a shift in segment product mix towards more unsecured portfolios. Unsecured portfolios typically have higher losses than secured portfolios. Rising bankruptcy levels also contributed to the 1998 segment increase and was the primary cause of the increase in 1997 compared to 1996.

  INSURANCE BENEFITS PAID OR PROVIDED

     Insurance benefits paid or provided were $158.1 million in 1998, $145.7 million in 1997 and $148.2 million in 1996. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix. Benefits paid or provided increased in 1998 as compared to 1997 and 1996, primarily as a result of more insurance in force.

  PROVISION FOR INCOME TAXES

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                            PROVISION FOR INCOME TAXES

                                                              YEAR ENDED DECEMBER 31
                                           ------------------------------------------------------------
                                                  1998                 1997                 1996
                                           ------------------   ------------------   ------------------
                                                    EFFECTIVE            EFFECTIVE            EFFECTIVE
                                                       TAX                  TAX                  TAX
                                           AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                           ------   ---------   ------   ---------   ------   ---------
U.S. statutory rate......................  $679.2     35.0%     $574.0     35.0%     $491.6     35.0%
  State income taxes.....................    27.1      1.4        22.6      1.4        20.5      1.5
  Non-deductible goodwill................    17.9      0.9         6.1      0.4         7.1      0.5
  Foreign rates in excess of U.S. rate
     and other...........................    (7.2)    (0.3)        5.6      0.3        28.4      2.0
                                           ------     ----      ------     ----      ------     ----
Provision for income taxes...............  $717.0     37.0%     $608.3     37.1%     $547.6     39.0%
                                           ======     ====      ======     ====      ======     ====

     The effective tax rate decreased in 1997 and 1998 principally due to an increase in the utilization of foreign tax credits available to the Company. The available foreign tax credits primarily related to estimated taxes paid or accrued by the Company on its Japan-based earnings. In addition, the Company was allocated $23 million and $34 million in foreign tax credits under the tax sharing agreement with Ford in 1998 and 1997, respectively.

     The increase in non-deductible goodwill in 1998 is due primarily to the acquisition of the stock of Beneficial Canada Holdings Incorporated as described in NOTE 6 to the consolidated financial statements.

     The Company provides income taxes on its foreign earnings at the statutory tax rate in effect for the applicable country where such earnings arise. The principal foreign earnings of the Company arise from its operations in Japan, where the statutory tax rate is significantly higher than the U.S. statutory tax rate.

FINANCIAL CONDITION

  GROWTH IN MANAGED FINANCE RECEIVABLES

     The Company experienced growth in managed finance receivables in 1998 and 1997 as follows (dollars in millions):

                     GROWTH IN MANAGED FINANCE RECEIVABLES

                                                        YEAR ENDED OR AT DECEMBER 31
                                          --------------------------------------------------------
                                                     1998                          1997
                                          ---------------------------   --------------------------
                                                       INCREASE FROM                INCREASE FROM
                                                        PRIOR YEAR                    PRIOR YEAR
                                                      ---------------               --------------
                                           BALANCE     AMOUNT      %     BALANCE     AMOUNT     %
                                          ---------   ---------   ---   ---------   --------   ---
Domestic Consumer Finance...............  $37,179.4   $ 4,841.2    15   $32,338.2   $5,193.1    19
Commercial Finance......................   25,722.7     3,932.4    18    21,790.3    3,737.3    21
International Finance...................    8,462.2     4,184.2    98     4,278.0      853.3    25
                                          ---------   ---------         ---------   --------
          Total Managed Receivables.....  $71,364.3   $12,957.8    22   $58,406.5   $9,783.7    20
                                          =========   =========         =========   ========

     Approximately 60% and 63% of the growth in managed net finance receivables during 1998 and 1997, respectively, resulted from internal sources, principally through increased penetration in its existing markets, entry into new markets and offering of new products. The remaining growth portion, in both years, was from the acquisition of finance receivables and businesses.

  DEBT

     Total outstanding debt was $63.3 billion and $49.2 billion at December 31, 1998 and 1997, respectively. Such amounts of debt reflect net increases of $14.1 billion (28.7%) in 1998 and $8.1 billion (19.7%) in 1997. In both years, the increase was primarily a result of the growth in net finance receivables. At December 31, 1998 and 1997, short-term debt, including the current portion of long-term debt, as a percent of total debt was 53% and 52%, respectively. The current portion of long-term debt at December 31, 1998 and 1997 was $7.7 billion and $4.7 billion, respectively.

  STOCKHOLDERS' EQUITY

     Stockholders' equity increased to $8.5 billion in 1998 from $6.3 billion in 1997. This increase was primarily due to 1998 net earnings and the issuance of $1.3 billion of Class A Common Stock in November of 1998. This increase in stockholders' equity was partially offset in 1998 and 1997 by dividends paid of $142.0 million and $138.6 million, respectively and unrealized foreign currency translation losses of $51.1 million and $54.6 million, respectively. The effects of foreign currency movements were partially offset through the Company's use of derivative financial instruments as described in NOTE 16 to the consolidated financial statements. Stockholders' equity was also adjusted in 1998 and 1997 by net unrealized (losses)/gains of $(14.7) million and $5.0 million, respectively, related to investments in available-for-sale securities.

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

     A principal strength of the Company is its ability to access the global debt markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings and, to a lesser extent, asset securitizations. The Company's foreign subsidiaries are principally financed through a combination of private and public debt borrowings in the transactional currency and through fully hedged intercompany borrowings.

     At December 31, 1998 and 1997, the Company had short- and long-term debt outstanding of $63.3 billion and $49.2 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's primary domestic operating subsidiary, Associates Corporation of North America ("Associates") in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the year ended December 31, 1998 and 1997, the Company raised term debt aggregating $13.3 billion and $8.2 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1998, these credit facilities totaled $19.1 billion and were allocated to provide at least 75% backup coverage of the Company's commercial paper borrowings and utilized uncommitted lines of credit. See NOTE 9 to the Company's consolidated financial statements.

     The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the use of asset securitization. Prior to 1998, the Company's securitization transactions were limited to the manufactured housing and recreational vehicle receivable portfolios. In 1998, the Company expanded its securitization activity to include its home equity and credit card asset-backed classes.

     The Company has entered into various support agreements on behalf of its foreign subsidiaries. Under these support agreements, the Company has either guaranteed specific issues of such subsidiaries' debt or agreed to supervise operations in a responsible manner and to provide additional support on a lender's reasonable request. See NOTES 9, 10 and 16 to the Company's consolidated financial statements for a further description of these borrowings and currency hedging activities.

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

     The Company is exposed to a variety of market risks, including the effects of movements in interest rates and foreign currency. Interest rate and foreign exchange rate exposures are monitored and managed by the Company as an integral part of its overall risk management program. The principal goal of the Company's risk management program is to reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company utilizes derivative instruments, including foreign currency forward exchange agreements and currency swaps as well as interest rate swap and treasury lock agreements, as part of its overall risk management program. See NOTES 2 and 16 of the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments. The Company also believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

  INTEREST RATE RISK

     Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions as to future events. The Company's gap position is defined as the sum of floating rate asset balances and scheduled principal payments on fixed rate assets, less the sum of floating rate liability balances and scheduled principal payments on fixed rate liabilities. The Company measures its gap position at various time horizons, ranging from one month to five years. The Company seeks to maintain a negative three- and six-month gap, and a positive one-year gap.

     The Company completed the acquisition of Avco on January 6, 1999. The December 31, 1998 computations set forth in this section have been adjusted to give effect to the Company's investment activities in connection with the raising of the $3.9 billion purchase price of Avco, which activities were initiated prior to December 31, 1998. At December 31, 1998 and 1997 the one-year gap was a positive 4% and 8%, respectively. The Company's positive one-year gap target range indicates that a greater percentage of assets than liabilities reprice within a one-year time frame.

     In addition to the gap analysis, the Company uses a simulation model to evaluate the impact on earnings under a variety of scenarios. These scenarios may include a change in the absolute level of interest rates, the shape of the yield curve, prepayments, interest rate spread relationships and changes in the volumes and rates of various asset and liability categories. For an immediate 1% increase in rates, projected annual after-tax earnings would have declined by approximately $1 million at December 31, 1998 and 1997. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent management's view of future market developments.

     For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's financial assets and liabilities and their exposure to changes in interest rates. The VAR was calculated using an historical simulation risk model to calculate changes in earnings due to changes in interest rates on all significant on- and off-balance sheet exposures. The simulation generates monthly interest rate scenarios over a forecast horizon of 12 months. The VAR analysis calculates the potential after-tax earnings at risk associated from changes in interest rates, within a 95% confidence level. The model assumes interest rates are normally distributed and draws volatilities from various market sources. At December 31, 1998 and 1997, interest rate movements would affect annual after-tax earnings by less than $12 million and $11 million, respectively, as calculated under the VAR methodology.

  FOREIGN CURRENCY RISK

     The Company is exposed to foreign currency risk from changes in the value of underlying assets and liabilities of its non-United States denominated foreign investments. The Company has employed a variety of risk management tools such as borrowing and lending in the local currencies as well as using derivative instruments to hedge its investment in foreign subsidiaries. The Company has also performed a VAR analysis on the Company's exposure to changes in foreign currency exchange rates. The VAR is calculated using an historical simulation model to calculate changes in earnings from foreign currency risk on all significant on-and off-balance sheet exposures. The simulation generates interest rate scenarios over a 12-month horizon and calculates the potential after-tax earnings at risk associated with foreign currency fluctuations, with a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules). The model assumes currency prices are normally distributed and draws volatility and cross currency correlation data from JP Morgan Risk Metrics(TM). At December 31, 1998 and 1997, currency volatility would affect annual after-tax earnings by less than $11 million and $4 million, respectively, as calculated under the VAR methodology.

     The Company utilizes a wide variety of risk management methods, including those discussed above, and believes that no single risk model provides a reliable method of monitoring and controlling risk. While these models are relatively sophisticated, the quantitative risk information generated is limited by the model parameters. Therefore, such models do not substitute for the experience or judgment of the Company's management to adjust positions and revise strategies as deemed necessary.

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

     The Company divides its Year 2000 Compliance initiative into two components, information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and the Company's mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

     Internal and external resources are being used to make the required IT modifications and test Year 2000 Compliance. While the modification and testing process of all critical applications is substantially complete these applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 Compliance. The Company acquires businesses from time to time. During its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant in a timely manner. On January 6, 1999 the Company purchased Avco. The Company expects all Avco IT applications to be Year 2000 compliant by the third quarter of 1999.

     The Company's Non-IT efforts include ensuring third party suppliers, embedded systems and the Company's larger commercial borrowers are Year 2000 compliant. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. Initial phases of contingency plans are being activated for these suppliers and borrowers who have not provided the Company with certification of their Year 2000 Compliance.

     Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

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

     Through December 31, 1998 the Company has incurred and expensed approximately $17 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company currently expects that it will incur future incremental costs related to the project of approximately $10 million. These incremental costs do not include existing resources allocated to the project effort or the costs that will be incurred by the Company related to the acquisitions that are expected to close during 1999. The incremental Year 2000 costs related to these future acquisitions are not expected to be material to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of derivatives would depend on the use of the derivatives and whether they qualify for hedge accounting treatment. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the impact SFAS 133 will have on its earnings or financial position.

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

     - Changes in any domestic or foreign governmental regulation affecting the Company's ability to declare and pay dividends, conduct business, the manner in which it conducts business or the level of product pricing.

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

     - Changes in generally accepted accounting policies and practices, and the application of such policies and practices to the Company.

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

     - The Company's ability and the ability of third parties with whom the Company has relationships to become year 2000 compliant.

     - The Company's ability to integrate the operations of acquisitions into its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Associates First Capital Corporation

     We have audited the accompanying consolidated balance sheets of Associates First Capital Corporation as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            PricewaterhouseCoopers LLP

Dallas, Texas
January 19, 1999

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUE
  Finance charges...........................................  $7,910.4   $7,560.2   $6,481.0
  Insurance premiums........................................     471.5      420.7      402.1
  Investment and other income...............................     994.9      297.7      215.1
                                                              --------   --------   --------
                                                               9,376.8    8,278.6    7,098.2
EXPENSES
  Interest expense..........................................   3,196.7    2,775.2    2,456.0
  Operating expenses........................................   2,798.0    2,339.6    2,002.9
  Provision for losses on finance receivables -- NOTE 7.....   1,283.5    1,378.1    1,086.5
  Insurance benefits paid or provided.......................     158.1      145.7      148.2
                                                              --------   --------   --------
                                                               7,436.3    6,638.6    5,693.6
                                                              --------   --------   --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................   1,940.5    1,640.0    1,404.6
PROVISION FOR INCOME TAXES -- NOTE 12.......................     717.0      608.3      547.6
                                                              --------   --------   --------
NET EARNINGS................................................  $1,223.5   $1,031.7   $  857.0
                                                              ========   ========   ========
NET EARNINGS PER SHARE -- NOTES 3 AND 19
  Basic.....................................................  $   1.76   $   1.49   $   1.24
                                                              ========   ========   ========
  Diluted...................................................  $   1.75   $   1.48   $   1.23
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS -- NOTE 21........................  $ 4,665.6   $   433.2
INVESTMENTS IN DEBT AND EQUITY SECURITIES -- NOTE 5.........    6,678.7     1,242.4
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves -- NOTE 6.................................   57,496.4    52,482.1
OTHER ASSETS -- NOTE 8......................................    6,334.7     3,075.0
                                                              ---------   ---------
          Total assets......................................  $75,175.4   $57,232.7
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term -- NOTE 10
  Commercial Paper..........................................  $24,144.3   $19,483.5
  Bank Loans................................................    1,565.5     1,487.1
ACCOUNTS PAYABLE AND ACCRUALS...............................    3,342.4     1,765.5
LONG-TERM DEBT -- NOTE 11
  Senior Notes..............................................   37,171.4    27,802.6
  Subordinated and Capital Notes............................      425.3       425.4
                                                              ---------   ---------
                                                               37,596.7    28,228.0
STOCKHOLDERS' EQUITY
  Series A Junior Participating Preferred Stock, $0.01 par
     value, 734,500 shares authorized, no shares issued or
     outstanding in 1998 and no shares issued, outstanding
     or authorized in 1997..................................         --          --
  Class A Common Stock, $0.01 par value, 1,150,000,000
     shares authorized, 728,228,488 and 90,773,299 shares
     issued in 1998 and 1997, respectively -- NOTE 19.......        7.3         0.9
  Class B Common Stock, $0.01 par value, 144,118,820 shares
     authorized, no shares issued or outstanding in 1998 and
     400,000,000 shares authorized, 255,881,180 shares
     issued and outstanding in 1997 -- NOTE 1...............         --         2.6
  Paid-in Capital...........................................    5,273.7     4,004.6
  Retained Earnings.........................................    3,178.9     2,097.4
  Accumulated Other Comprehensive Income -- NOTE 4..........      106.8       172.6
  Less 980,314 and 156,526 shares of Class A Common Stock
     held at cost in Treasury in 1998 and 1997,
     respectively...........................................      (40.2)       (9.5)
                                                              ---------   ---------
          Total stockholders' equity........................    8,526.5     6,268.6
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $75,175.4   $57,232.7
                                                              =========   =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          ACCUMULATED
                                                                             OTHER                      TOTAL
                                         COMMON   PAID-IN    RETAINED    COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                         STOCK    CAPITAL    EARNINGS       INCOME        STOCK        EQUITY
                                         ------   --------   ---------   -------------   --------   -------------
DECEMBER 31, 1995......................  $47.0    $2,066.0   $ 2,345.3      $ 342.8       $   --      $ 4,801.1
  Comprehensive income
    Net earnings.......................                          857.0                                    857.0
    Other comprehensive income, net of
      tax..............................                                      (120.6)                     (120.6)
                                                             ---------      -------                   ---------
         Total comprehensive income --
           NOTE 4......................                          857.0       (120.6)                      736.4
  Contributions from Ford..............               47.3                                                 47.3
  Sale of Class A Common Stock.........  (43.5)    1,893.5                                              1,850.0
  Cash dividends to Ford...............                       (1,928.7)                                (1,928.7)
  Cash dividends on Common Stock ($0.10
    per share).........................                          (69.3)                                   (69.3)
  Other................................                0.7                                                  0.7
                                         ------   --------   ---------      -------       ------      ---------
DECEMBER 31, 1996......................    3.5     4,007.5     1,204.3        222.2           --        5,437.5
  Comprehensive income
    Net earnings.......................                        1,031.7                                  1,031.7
    Other comprehensive income, net of
      tax..............................                                       (49.6)                      (49.6)
                                                             ---------      -------                   ---------
         Total comprehensive income --
           NOTE 4......................                        1,031.7        (49.6)                      982.1
  Cash dividends on Common Stock ($0.20
    per share).........................                         (138.6)                                  (138.6)
  Treasury stock and other.............               (2.9)                                 (9.5)         (12.4)
                                         ------   --------   ---------      -------       ------      ---------
DECEMBER 31, 1997......................    3.5     4,004.6     2,097.4        172.6         (9.5)       6,268.6
  Comprehensive income
    Net earnings.......................                        1,223.5                                  1,223.5
    Other comprehensive income, net of
      tax..............................                                       (65.8)                      (65.8)
                                                             ---------      -------                   ---------
         Total comprehensive income --
           NOTE 4......................                        1,223.5        (65.8)                    1,157.7
  Sale of Class A Common Stock.........    0.2     1,266.5                                              1,266.7
  Cash dividends on Common Stock
    ($0.205 per share).................                         (142.0)                                  (142.0)
  Stock dividend -- NOTE 19............    3.6        (3.6)                                                  --
  Treasury stock and other.............                6.2                                 (30.7)         (24.5)
                                         ------   --------   ---------      -------       ------      ---------
DECEMBER 31, 1998......................  $ 7.3    $5,273.7   $ 3,178.9      $ 106.8       $(40.2)     $ 8,526.5
                                         ======   ========   =========      =======       ======      =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Cash Flows from Operating Activities
  Net earnings...........................................  $  1,223.5   $  1,031.7   $    857.0
  Adjustments to reconcile net earnings to net cash
     provided from operating activities:
     Provision for losses on finance receivables.........     1,283.5      1,378.1      1,086.5
     Depreciation and amortization.......................       340.0        322.6        224.9
     Unrealized (gain) loss on trading securities........        (3.6)        (3.1)         1.7
     Increase in insurance policy and claims reserves....         2.5         70.7         87.5
     Purchases of trading securities.....................        (0.3)      (174.0)          --
     Sales and maturities of trading securities..........          --         56.3          0.6
     Increase in accounts payable and accruals...........        78.6         21.6        288.0
     Deferred income taxes...............................        28.2        (31.7)         1.2
                                                           ----------   ----------   ----------
          Net cash provided from operating activities....     2,952.4      2,672.2      2,547.4
                                                           ----------   ----------   ----------
Cash Flows from Investing Activities
  Finance receivables originated or purchased............   (55,346.9)   (52,136.8)   (43,801.4)
  Finance receivables liquidated.........................    44,118.2     40,715.6     35,008.3
  Finance receivables sold...............................     3,559.8      1,345.9      1,530.7
  Acquisitions of other finance businesses, net..........    (2,692.4)       (39.7)      (165.6)
  Purchases of available-for-sale securities.............    (2,212.1)      (319.3)      (600.5)
  Sales and maturities of available-for-sale
     securities..........................................     1,482.3        301.9        360.7
  Increase in other assets...............................      (807.4)      (794.3)      (409.7)
                                                           ----------   ----------   ----------
          Net cash used for investing activities.........   (11,898.5)   (10,926.7)    (8,077.5)
                                                           ----------   ----------   ----------
Cash Flows from Financing Activities
  Issuance of long-term debt.............................    13,266.1      8,183.5      5,980.3
  Retirement of long-term debt...........................    (5,048.7)    (3,773.3)    (3,454.1)
  Increase in notes payable..............................     3,966.0      3,903.1      3,127.1
  Cash dividends.........................................      (142.0)      (138.6)    (1,998.0)
  Sale of Class A Common Stock...........................     1,266.7           --      1,850.0
  Contributions from Ford................................          --           --         47.3
  Treasury stock and other...............................       (17.0)       (12.4)          --
                                                           ----------   ----------   ----------
          Net cash provided from financing activities....    13,291.1      8,162.3      5,552.6
Effect of foreign currency translation adjustments on
  cash...................................................      (112.6)        78.5       (107.8)
                                                           ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents -- NOTE
  21.....................................................     4,232.4        (13.7)       (85.3)
Cash and cash equivalents at beginning of period.........       433.2        446.9        532.2
                                                           ----------   ----------   ----------
Cash and cash equivalents at end of period...............  $  4,665.6   $    433.2   $    446.9
                                                           ==========   ==========   ==========
Cash paid for:
  Interest...............................................  $  3,208.9   $  2,741.5   $  2,433.1
                                                           ==========   ==========   ==========
  Income taxes...........................................  $    584.6   $    712.2   $    387.6
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a leading diversified finance organization providing finance, leasing and related services to individual consumers and businesses in the United States and internationally.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On May 8, 1996, the Company made an initial public offering (the "Offering") of 67 million shares of its Class A Common Stock representing a 19.3% interest in the Company. Prior to the Offering, Ford contributed to First Capital, for stock, certain foreign finance operations that were managed by First Capital although owned by other Ford subsidiaries. The entities included operations in Japan, Canada, the United Kingdom, Puerto Rico, and Mexico. Subsequent to the consummation of the contribution, these supplemental combined financial statements became the historical consolidated financial statements of First Capital. The contribution was accounted for in a manner similar to the pooling of interests method of accounting in accordance with generally accepted accounting principles.

     On April 7, 1998, Ford completed a spin-off (the "Spin-Off") of its 80.7% interest in First Capital in the form of a tax-free distribution of its First Capital Class A Common Stock to Ford common and Class B stockholders. Immediately prior to, and in connection with the Spin-Off, all of the issued and outstanding shares of the Company's Class B Common Stock were converted at par value to an equal number of shares of the Company's Class A Common Stock. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany balances and transactions, and have been prepared in accordance with generally accepted accounting principles. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1998 and 1997, net finance receivables on which revenue was not accrued approximated $1.5 billion and $1.2 billion,

                      ASSOCIATES FIRST CAPITAL CORPORATION
respectively. The interest income that would have been recorded in 1998 if these nonaccruing receivables had been current was approximately $34 million.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

     Gains or losses on sales of securities classified as available-for-sale are included in investment and other income when realized. Unrealized gains or losses on securities classified as available-for-sale are reported net of tax as a component of accumulated other comprehensive income. Realized and unrealized gains or losses on trading securities (principally preferred stock) are included in investment and other income as incurred. The cost basis of securities sold is determined by the first-in, first-out method.

  Receivables Sold with Servicing Retained

     The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. Periodically, the Company securitizes and sells receivables although such activity has not been a significant component of its funding plans. These transactions are recorded in accordance with SFAS 125. Under SFAS 125, a sale is recognized when control over the securitized receivable is relinquished. The difference between the net proceeds received and the carrying amount of the receivable sold is recognized as a gain or loss on sale. To date, no significant securitization related gains or losses have been recorded by the Company.

     SFAS 125 requires the amounts carried prior to the adoption of SFAS 125 as excess servicing assets be reclassified between a servicing asset or liability and an interest-only strip with the difference recognized as unrealized gain or loss on securities, net of tax. On January 1, 1997, in connection with the adoption of SFAS 125, the Company recharacterized the excess servicing asset as an interest-only strip. No servicing asset or liability was recorded related to the reclassification or subsequent securitization transaction because the Company earns service fees at a rate which approximates market.

     The Company generally retains a subordinated interest in the finance receivables sold in the form of a residual or interest-only strip. The residual or interest-only strip represents the present value of future excess cash flows, using the "cash-out" method, resulting from the difference between the finance charge income received from the obligors on the finance receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Since such assets can be contractually prepaid or otherwise settled in such a way that the holder would not recover all of its recorded investment, the asset is classified as an available-for-sale investment and is measured at fair value. Unrealized holding gains are reported net of income tax effects as a component of accumulated other comprehensive income until realized. If a decline in fair value were deemed other than temporary, the assets would be adjusted to their net realizable value through a charge to operations.

  Finance Receivables

     Receivable origination and commitment fees generally are deferred and amortized as interest income over the life of the related receivable. Receivables, which are expected to be securitized and sold are included in other assets as receivables held for sale and recorded at the lower of cost or market. The aggregate method is used in determining the lower of cost or market of receivables held for sale.

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide adequate protection against losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss

                      ASSOCIATES FIRST CAPITAL CORPORATION
potential considering future economic conditions and the nature and characteristics of the underlying finance receivables. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, the Company's policy provides for charge-off of various types of accounts on a contractual basis described as follows: consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year contractually delinquent. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1998 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

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

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related balance sheet translation adjustments are reflected in the stockholders' equity section of the consolidated balance sheet while the impact of foreign currency changes on income and expense items are included in earnings. Such foreign currency changes resulted in losses of approximately $3.0 million, $2.1 million and $0.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

  Income Taxes

     Prior to the Spin-Off from Ford in April of 1998, the Company was included in the consolidated federal income tax return of Ford. The Company will file a consolidated federal income tax return for the short taxable period of April 8, 1998, through December 31, 1998. The Company, and in certain circumstances certain subsidiaries, will be included in combined, consolidated or unitary income tax groups for state income tax purposes for the short taxable period. The provision for income taxes for both the period before the Spin-Off and the period after the Spin-Off was computed on a separate-return basis. Deferred tax assets and

                      ASSOCIATES FIRST CAPITAL CORPORATION
liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the consolidated balance sheet approximate fair value.

  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company, but did affect the disclosure of segment information as illustrated in NOTE 17.

  Derivative Financial Instruments

     The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap and treasury lock agreements and treasury futures and option contracts. See NOTE 16 to the consolidated financial statements for additional information related to derivative financial instruments.

     Forward currency exchange agreements are used to hedge the Company's net investment in Japan. Accordingly, unrealized translation gains and losses on these agreements are recorded, net of tax, as a component of accumulated other comprehensive income. The economic discount on such agreements is recognized over the agreement life on a straight-line basis as an adjustment to interest expense.

     Foreign currency swap and interest rate swap agreements are used to hedge debt obligations and financing transactions. Accordingly, the differential paid or received by the Company on these agreements is recognized as an adjustment to interest expense over the term of the underlying transaction.

     Treasury lock agreements are used to hedge anticipated asset securitization transactions or debt issuances of the Company. Accordingly, the differential paid or received by the Company on maturity of a treasury lock agreement is recognized as an adjustment to interest expense over the term of the underlying financing transaction.

     Treasury futures and option contracts are used to minimize fluctuations in the value of certain investments classified as available-for-sale. Accordingly, unrealized translation gains and losses on these agreements are recorded, net of tax, as a separate component of stockholders' equity.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998.

                      ASSOCIATES FIRST CAPITAL CORPORATION

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

NOTE 3 -- EARNINGS PER SHARE

     Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, is calculated as follows (in millions, except per share amounts and adjusted for the stock dividend described in NOTE 19):

                                                             YEAR ENDED DECEMBER 31
                                                          ----------------------------
                                                            1998       1997      1996
                                                          --------   --------   ------
Basic net earnings per share:
  Net earnings..........................................  $1,223.5   $1,031.7   $857.0
  Weighted average shares outstanding...................     695.8      693.0    693.3
                                                          $   1.76   $   1.49   $ 1.24
                                                          ========   ========   ======
Diluted net earnings per share:
  Net earnings..........................................  $1,223.5   $1,031.7   $857.0
  Weighted average shares outstanding plus assumed
     conversions........................................     699.9      695.9    694.9
                                                          $   1.75   $   1.48   $ 1.23
                                                          ========   ========   ======
Calculation of weighted average shares outstanding plus
  assumed conversions:
  Weighted average shares outstanding...................     695.8      693.0    693.3
  Effect of dilutive securities options -- NOTE 14......       4.1        2.9      1.6
                                                          --------   --------   ------
                                                             699.9      695.9    694.9
                                                          ========   ========   ======

NOTE 4 -- COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, on January 1, 1998. SFAS 130 requires the reporting of all items which are required to be recognized under generally accepted accounting standards as components of comprehensive income in the financial statements. Accordingly, total comprehensive income for the years ended 1998, 1997 and 1996 is reported in the Company's consolidated statement of changes in stockholders' equity. Total accumulated other comprehensive income is reported in the Company's consolidated balance sheet. The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                                                    DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Foreign currency translation adjustments....................  $117.1   $168.2   $222.8
Net unrealized (loss) gain on available-for-sale
  securities................................................   (10.3)     4.4     (0.6)
                                                              ------   ------   ------
  Accumulated other comprehensive income....................  $106.8   $172.6   $222.2
                                                              ======   ======   ======

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The components of other comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31, 1998
                                                      ---------------------------------------
                                                      BEFORE TAX   TAX (EXPENSE)   NET-OF-TAX
                                                        AMOUNT        BENEFIT        AMOUNT
                                                      ----------   -------------   ----------
Foreign currency translation adjustments............   $ (81.1)        $30.0         $(51.1)
Unrealized losses on available-for-sale securities:
  Unrealized holding losses arising during the
     period.........................................     (23.4)          8.6          (14.8)
  Less: reclassification for gains realized in net
     income.........................................       0.2          (0.1)           0.1
                                                       -------         -----         ------
          Net unrealized losses.....................     (23.2)          8.5          (14.7)
                                                       -------         -----         ------
  Other comprehensive income........................   $(104.3)        $38.5         $(65.8)
                                                       =======         =====         ======

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Available-for-Sale Securities

     Available-for-sale securities consist of retained securitization interests (as described in NOTES 2 and 6), bonds, notes and preferred stock and other equity securities. The Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market.

     During 1998 and 1997, gross realized gains and losses on sales amounted to $26.0 million and $2.4 million, and $20.6 million and $3.5 million, respectively. Unrealized gains or losses are reported as a component of stockholders' equity, net of tax. The following tables set forth, by type of available-for-sale security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1998 and 1997 (in millions):

                                                                   1998
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Retained securitization interests...........  $4,016.8      $ 0.9        $   --     $4,017.7
Preferred stock.............................     718.7        2.4         (28.7)       692.4
Other.......................................       2.5         --            --          2.5
Insurance Subsidiaries
  Mortgage-backed...........................     567.9        3.7          (0.6)       571.0
  Municipal obligations.....................     431.3        2.9            --        434.2
  Corporate obligations.....................     338.7        1.5          (1.0)       339.2
  Preferred stock...........................     149.9        0.8          (0.6)       150.1
  U.S. government obligations...............     108.9        0.9          (1.0)       108.8
  Other equity securities...................     105.9         --            --        105.9
  Other.....................................     235.4        1.1          (0.4)       236.1
                                              --------      -----        ------     --------
          Total available-for-sale
            securities......................  $6,676.0      $14.2        $(32.3)    $6,657.9
                                              ========      =====        ======     ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                                   1997
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Retained securitization interests...........  $   76.4       $ --        $  --      $   76.4
Other.......................................       1.4         --           --           1.4
Insurance Subsidiaries
  Mortgage-backed...........................     598.3        5.4         (0.3)        603.4
  Corporate obligations.....................     219.5        1.1         (1.1)        219.5
  U.S. government obligations...............     182.6        2.4         (0.8)        184.2
  Other.....................................      26.4        0.1           --          26.5
                                              --------       ----        -----      --------
          Total available-for-sale
            securities......................  $1,104.6       $9.0        $(2.2)     $1,111.4
                                              ========       ====        =====      ========

     The amortized cost and estimated market value of available-for-sale securities at December 31, 1998 by contractual maturity are shown below (in millions):

                                                                      1998
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in one year or less.....................................  $   79.3    $   79.7
Due after one year through five years.......................     435.8       438.9
Due after five years through ten years......................     379.3       378.9
Due after ten years.........................................     789.3       793.3
                                                              --------    --------
  Subtotal..................................................   1,683.7     1,690.8
Retained securitization interests...........................   4,016.8     4,017.7
Equity securities...........................................     975.5       949.4
                                                              --------    --------
          Total.............................................  $6,676.0    $6,657.9
                                                              ========    ========

  Trading Securities

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at December 31, 1998 and 1997 was $20.8 million and $131.0 million, respectively. Historical cost at December 31, 1998 and 1997 was $15.5 million and $126.7 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 6 -- FINANCE RECEIVABLES

  Composition of Net Finance Receivables

     At December 31, 1998 and 1997, net finance receivables consisted of the following products (in millions):

                                                                 1998        1997
                                                               ---------   ---------
Home equity lending.........................................   $22,458.2   $18,796.0
Personal lending and retail sales finance...................    11,459.2     8,731.6
Truck and truck trailer.....................................    10,783.6     9,688.9
Equipment...................................................     6,114.0     5,300.5
Manufactured housing........................................     3,648.2     1,669.4
Credit card.................................................     3,138.1     8,211.7
Auto fleet leasing..........................................     1,589.7     1,551.1
Recreational vehicles(1)....................................       479.7       444.0
Warehouse lending and other(2)..............................     1,268.3       822.4
                                                               ---------   ---------
  Finance receivables, net of unearned finance income ("net
     finance receivables")(3)...............................    60,939.0    55,215.6
Allowance for losses on finance receivables.................    (1,978.7)   (1,949.9)
Insurance policy and claims reserves........................    (1,463.9)     (783.6)
                                                               ---------   ---------
  Finance receivables, net of unearned finance income,
     allowance for losses and insurance policy and claims
     reserves...............................................   $57,496.4   $52,482.1
                                                               =========   =========

---------------

(1) As described in NOTE 21 to the consolidated financial statements, on January 28, 1999 the Company announced the sale of its recreational vehicle finance business to NationsBank, N.A., a unit of BankAmerica Corporation.

(2) Includes warehouse lending, government guaranteed lending and municipal finance.

(3) Unearned finance income was approximately $4.0 billion at December 31, 1998 and 1997.

  Securitization of Finance Receivables

     During the fourth quarter of 1998, approximately $1.8 billion of the Company's private label credit card receivables were securitized and sold to a master trust. The Company received $1.3 billion in proceeds from the transaction and retained a $0.5 billion certificated interest in the master trust. As described in NOTE 5, retained securitization interests are classified as available-for-sale securities on the consolidated balance sheet.

     During the second quarter of 1998, approximately $5.2 billion of the Company's U.S. bankcard credit card receivables were securitized and sold to a master trust. The Company received $2.0 billion in proceeds from the transaction and retained a $3.2 billion certificated interest in the master trust. As described in NOTE 5, retained securitization interests are classified as available-for-sale securities on the consolidated balance sheet.

     During the first quarter of 1998, approximately $235 million of home equity lending receivables were also securitized and sold by the Company. During 1997 the Company securitized and sold approximately $800 million of manufactured housing retail finance receivables and approximately $533 million of recreational vehicle retail finance receivables, respectively.

     No significant gains or losses were recorded on these transactions. In each of these transactions, the Company retained servicing responsibilities for the receivables sold.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Contractual Maturities of Net Finance Receivables

     At December 31, 1998, contractual maturities of net finance receivables were as follows (in millions):

YEAR DUE                                                        TOTAL
--------                                                      ---------
1999........................................................  $14,122.4
2000........................................................    8,755.5
2001........................................................    6,747.7
2002........................................................    5,141.3
2003 and thereafter.........................................   26,172.1
                                                              ---------
                                                              $60,939.0
                                                              =========

     It is the Company's experience that a substantial portion of the consumer loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

  Direct Financing Leases

     Included in net finance receivables are direct financing leases as follows (in millions):

                                                                   DECEMBER 31
                                                               --------------------
                                                                 1998        1997
                                                               ---------   --------
Minimum lease rentals.......................................   $ 6,841.8   $5,953.7
Unearned finance income.....................................    (1,016.0)    (826.9)
                                                               ---------   --------
Net investment in direct financing leases...................   $ 5,825.8   $5,126.8
                                                               =========   ========

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1998 are as follows (in millions):
1999 -- $1,600.4; 2000 -- $1,208.2; 2001 -- $985.7; 2002 -- $756.1;
2003 -- $414.6 and 2004 and thereafter -- $860.8.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. At December 31, 1998, approximately 85% of the Company's Owned Basis total receivables were dispersed across the United States, and the remaining 15% were in foreign countries. Of the total receivables, 9% were in Japan, 8% in California, 8% in Texas, 6% in Florida, 4% in North Carolina, 4% in Georgia, 4% in Pennsylvania; no other individual state or foreign country had more than 4%.

  Acquisitions of Finance Businesses

     During the years ended December 31, 1998 and 1997, the Company made acquisitions of finance receivables and finance businesses, the most significant of which were as follows:

  1998 Significant Acquisitions

     In December 1998, the Company acquired The Northland Company ("Northland") for approximately $660 million. Based in St. Paul, Minnesota, Northland provides insurance products through Jupiter Holdings, Inc. and mortgage banking, real estate management, brokerage and related services through various other subsidiaries. The Company acquired the insurance related businesses of Northland only. Northland divested its other businesses prior to the acquisition. The transaction was accounted for as a purchase.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     In October 1998, the Company purchased substantially all of the assets of SPS Transaction Services, Inc. ("SPS"), including its wholly-owned subsidiaries, SPS Payment Systems Inc. and Hurley State Bank. In addition, the Company purchased certain receivables managed by SPS that were owned by an affiliate of SPS, Mountain West Financial Corporation. The purchase price was approximately $1.4 billion. SPS processes credit card transactions, administers consumer private-label credit card programs, processes commercial accounts receivable and handles inbound telemarketing services. The Company completed this transaction in October 1998, which added approximately $2.1 billion in managed credit card receivables. The transaction was accounted for as a purchase.

     In April 1998, the Company acquired DIC Finance Co. Ltd., a consumer finance company based in Japan. The fair market value of total assets acquired and liabilities assumed was approximately $1.9 billion and $1.3 billion, respectively. The transaction was accounted for as a purchase.

     In February 1998, the Company acquired Beneficial Canada Holdings Incorporated, the Canadian consumer finance subsidiary of Beneficial Corporation. The fair market value of total assets acquired and liabilities assumed was approximately $1.0 billion and $716 million, respectively. The transaction was accounted for as a purchase.

     The unaudited pro forma combined revenues, net earnings and net earnings per basic and diluted share of the Company including the 1998 acquisitions, for the years ending December 31, 1998 and 1997 were $10.4 billion, $1.2 billion, $1.77 and $1.76 for 1998 and $9.8 billion, $1.0 billion, $1.49 and $1.49 for
1997, respectively. These unaudited pro forma results assume that the 1998 acquisitions occurred at the beginning of each year and include certain adjustments, including additional interest expense and amortization expenses associated with these purchases. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each year.

  1997 Significant Acquisitions

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

     The pro forma effect of the 1997 acquisitions, when taken individually or in the aggregate, was not significant.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 7 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1998        1997        1996
                                                      ---------   ---------   ---------
Balance at beginning of period.....................   $ 1,949.9   $ 1,563.1   $ 1,268.6
  Provision for losses.............................     1,283.5     1,378.1     1,086.5
  Recoveries on receivables charged off............       237.7       224.9       147.2
  Losses sustained.................................    (1,424.6)   (1,454.0)   (1,032.5)
  Reserves of receivables sold(1)..................      (334.7)         --          --
  Reserves of acquired businesses and other........       266.9       237.8        93.3
                                                      ---------   ---------   ---------
Balance at end of period...........................   $ 1,978.7   $ 1,949.9   $ 1,563.1
                                                      =========   =========   =========

---------------

(1) The reserves related to receivables sold during 1997 and 1996 were not significant.

NOTE 8 -- OTHER ASSETS

     The components of other assets at December 31, 1998 and 1997 were as follows (in millions):

                                                                 1998       1997
                                                               --------   --------
Goodwill....................................................   $1,890.4   $1,104.0
Notes and other receivables.................................    1,172.9      533.0
Customer lists and operating agreements.....................      929.8       90.9
Finance receivables held for sale...........................      812.2      268.8
Property and equipment......................................      608.7      383.2
Collateral held for resale..................................      297.4      225.3
Relocation client advances..................................      171.8      140.6
Other.......................................................      451.5      329.2
                                                               --------   --------
          Total other assets................................   $6,334.7   $3,075.0
                                                               ========   ========

     Additions to goodwill due to acquisitions were $870.8 million and $39.5 million in 1998 and 1997, respectively. Reductions as a result of goodwill amortization were $67.1 million and $42.7 million for 1998 and 1997, respectively. Other changes in the amount of goodwill were principally due to changes in foreign exchange rates which impact the translation of foreign currency denominated goodwill carried on the books of the Company's international subsidiaries.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 9 -- CREDIT FACILITIES

     At December 31, 1998, the Company and Associates Corporation of North America ("Associates"), First Capital's principal domestic operating subsidiary, had the following credit facilities (in millions):

                                                               FACILITY
                                                              AMOUNTS(1)
                                                              ----------
Domestic
  Lines of credit...........................................  $ 5,668.1
  Syndicated credit facilities..............................   12,405.0
                                                              ---------
     Total domestic.........................................   18,073.1
Foreign
  Lines of credit...........................................      185.3
  Syndicated credit facilities..............................      871.0
                                                              ---------
     Total foreign..........................................    1,056.3
                                                              ---------
          Total domestic and foreign........................  $19,129.4
                                                              =========

---------------

(1) Included in these amounts are $310.0 million and $3.7 billion of lines of credit and syndicated credit facilities, respectively, that are available to either First Capital or Associates.

     These credit facilities are used to support commercial paper borrowings and utilized uncommitted lines of credit.

     Lines of credit and syndicated credit facilities may be withdrawn only under certain standard conditions, including, as to the credit facilities of Associates identified above, failure to pay principal or interest when due, breach of representations, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. As to the credit facilities of the foreign operations, in addition to the foregoing standard conditions, certain facilities contain provisions which prohibit withdrawals as a result of any material adverse changes in the financial conditions of such operations. Associates principally pays fees for the availability of its credit facilities ranging from 0.06 to 0.125 of 1% per annum of the facility amount.

NOTE 10 -- NOTES PAYABLE

     Commercial paper notes are issued by Associates and First Capital in the minimum amount of $100,000 with terms from one to 270 days. Bank loan terms range from one to 365 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL       BANK
                                                              PAPER NOTES     LOANS
                                                              -----------    --------
Domestic Notes Payable
  Ending balance at December 31, 1998.......................   $20,578.6     $1,070.7
  Weighted average interest rate at December 31, 1998.......       5.18%        6.05%
  Ending balance at December 31, 1997.......................   $18,625.4     $1,202.1
  Weighted average interest rate at December 31, 1997.......       5.91%        7.51%
Foreign Notes Payable
  Ending balance at December 31, 1998.......................   $ 3,565.7     $  494.8
  Weighted average interest rate at December 31, 1998.......       5.28%        4.29%
  Ending balance at December 31, 1997.......................   $   858.1     $  285.0
  Weighted average interest rate at December 31, 1997.......       4.66%        7.80%
Total Notes Payable
  Ending balance at December 31, 1998.......................   $24,144.3     $1,565.5

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                              COMMERCIAL       BANK
                                                              PAPER NOTES     LOANS
                                                              -----------    --------
  Weighted average interest rate at December 31, 1998.......       5.20%        5.49%
  Ending balance at December 31, 1997.......................   $19,483.5     $1,487.1
  Weighted average interest rate at December 31, 1997.......       5.85%        7.56%

     At December 31, 1998, $15.4 billion and $1.1 billion of total commercial paper notes and bank loans, respectively, represented obligations of Associates.

NOTE 11 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                          1998          1998
                                        INTEREST      WEIGHTED
                                          RATE        AVERAGE    MATURITIES
                                         RANGE          RATE      THROUGH       1998        1997
                                     --------------   --------   ----------   ---------   ---------
Senior Debt:
  Domestic:
     Notes.........................  4.73% - 11.40%     6.36%      2037       $32,585.2   $25,067.8
     Investment notes..............  6.10% -  7.38%     7.29%      2001           104.3       179.4
                                                                              ---------   ---------
                                                                               32,689.5    25,247.2
                                                                              ---------   ---------
  Foreign:
     Japan.........................  0.79% -  7.63%     3.06%      2004         2,346.6     1,707.0
     All other foreign.............  1.19% - 39.80%     5.56%      2003         2,135.3       848.4
                                                                              ---------   ---------
                                                                                4,481.9     2,555.4
                                                                              ---------   ---------
          Total senior notes.......                                            37,171.4    27,802.6
                                                                              ---------   ---------
Subordinated and Capital Notes:
  Domestic:
     Subordinated..................  6.88% -  8.15%     7.25%      2009           425.0       425.0
     Capital.......................  4.68% -  9.00%     6.73%      2002             0.3         0.4
                                                                              ---------   ---------
          Total subordinated and
            capital debt notes.....                                               425.3       425.4
                                                                              ---------   ---------
Total long-term debt...............                                           $37,596.7   $28,228.0
                                                                              =========   =========

     The weighted average interest rate for total long-term debt was 6.12% at December 31, 1998 and 6.58% at December 31, 1997.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1999, $7,654.6 million; 2000, $4,649.4 million; 2001, $5,810.1 million; 2002, $5,029.8 million; 2003,
$5,690.9 million and 2004 and thereafter, $8,761.9 million. Certain debt issues are subject to put or call redemption provisions whereby repayment may be prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life of the debt obligation.

     At December 31, 1998, $32.2 billion of total long-term debt represented obligations of Associates.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Associates and First Capital are subject to various limitations under the provisions of their outstanding debt and credit facilities. The most significant of these limitations are summarized as follows:

  Limitation on Payment of Dividends

     A restriction contained in one issue of Associates debt securities, which matures on March 15, 1999, generally limits payments of cash dividends on Associates common stock in any year to not more than 50% of Associates consolidated net earnings for such year, subject to certain exceptions, plus increases in contributed capital and extraordinary gains. Future issues of Associates' debt may also contain such a restriction. Any such amounts available for the payment of dividends in such fiscal year and not so paid, may be paid in any one or more of the five subsequent fiscal years. In accordance with this provision, $1.0 billion was available for dividends at December 31, 1998.

  Limitation on Minimum Tangible Net Worth

     A restriction contained in certain revolving credit agreements requires Associates and First Capital to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1998, Associates and First Capital's tangible net worth was approximately $6.4 billion and $6.6 billion, respectively.

NOTE 12 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                                       UNITED STATES
                                                      ---------------
                                                      FEDERAL   STATE   FOREIGN   TOTAL
                                                      -------   -----   -------   ------
Year Ended December 31, 1998
  Current...........................................  $463.2    $41.7   $183.9    $688.8
  Deferred..........................................    22.1       --      6.1      28.2
                                                      ------    -----   ------    ------
                                                      $485.3    $41.7   $190.0    $717.0
                                                      ======    =====   ======    ======
Year Ended December 31, 1997
  Current...........................................  $443.5    $34.8   $161.8    $640.1
  Deferred..........................................   (14.5)      --    (17.3)    (31.8)
                                                      ------    -----   ------    ------
                                                      $429.0    $34.8   $144.5    $608.3
                                                      ======    =====   ======    ======
Year Ended December 31, 1996
  Current...........................................  $358.8    $31.5   $156.1    $546.4
  Deferred..........................................    41.0       --    (39.8)      1.2
                                                      ------    -----   ------    ------
                                                      $399.8    $31.5   $116.3    $547.6
                                                      ======    =====   ======    ======

     At December 31, 1998 and 1997, the components of the Company's net deferred tax asset were as follows (in millions):

                                                                1998       1997
                                                              ---------   -------
Deferred tax assets:
  Provision for losses on finance receivables and other.....  $ 1,040.3   $ 714.9
  Foreign tax credits.......................................       27.9      34.4
  Post-retirement and other employee benefits...............       66.4      57.3
                                                              ---------   -------
                                                              $ 1,134.6   $ 806.6

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                                1998       1997
                                                              ---------   -------
Deferred tax liabilities:
  Leasing transactions......................................  $  (513.6)  $(397.1)
  Unamortized tax deductible goodwill.......................     (269.0)   (167.8)
  Finance revenue and other.................................     (223.6)   (178.8)
                                                              ---------   -------
                                                               (1,006.2)   (743.7)
                                                              ---------   -------
          Net deferred tax asset............................  $   128.4   $  62.9
                                                              =========   =======

     Prior to the Spin-Off in April of 1998, First Capital and its subsidiaries were included in the consolidated federal income tax return of Ford. First Capital and its subsidiaries will file a consolidated First Capital federal income tax return for the period of April 8, 1998 through December 31, 1998. The provision for income taxes for both the period before the Spin-Off and after the Spin-Off was computed on a separate-return basis. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The effective tax rate differed from the statutory United States federal income tax rate as follows:

                                                                % OF PRETAX INCOME
                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory tax rate..........................................  35.0%    35.0%    35.0%
State tax rate..............................................   1.4      1.4      1.5
Non-deductible goodwill.....................................   0.9      0.4      0.5
Foreign rates in excess of United States rate and other.....  (0.3)     0.3      2.0
                                                              ----     ----     ----
          Effective tax rate................................  37.0%    37.1%    39.0%
                                                              ====     ====     ====

     Effective with the April 1998 Spin-Off, Ford and the Company entered into an amended and restated tax sharing agreement which, among other matters, required the Company to pay a net amount of $22.4 million effectively settling certain amounts due to and from Ford.

NOTE 13 -- LEASE COMMITMENTS

     Leases on the Company's branch and operating center facilities are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $145.2 million, $123.8 million, and $103.7 million, respectively. Minimum rental commitments as of December 31, 1998 for all noncancelable leases (primarily office leases) for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 are $96.1 million, $69.1 million, $47.5 million, $32.1 million and $19.2 million, respectively, and $43.2 million thereafter.

NOTE 14 -- EMPLOYEE BENEFITS

  Pension and Other Post-Retirement Benefits

     The Company sponsors various qualified and non-qualified pension plans, which together cover substantially all United States-based employees who meet certain eligibility requirements. The Company also provides certain post-retirement benefits through unfunded plans. These benefits are currently provided to substantially all United States-based employees who meet certain eligibility requirements. The benefits of such plans can be modified or terminated at the discretion of the Company. The health care plans are contributory, with participants' contributions adjusted annually; the life insurance plans are also contributory.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The funded status of these plans is as follows (dollars in millions):

                                                    PENSION BENEFITS     OTHER BENEFITS
                                                    -----------------   -----------------
                                                     1998      1997      1998      1997
                                                    -------   -------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year.........  $492.7    $400.8    $ 129.8   $ 115.2
  Service cost....................................    24.7      20.1        5.9       7.1
  Interest cost...................................    32.7      29.4        7.4       8.2
  Plan participants' contributions................      --        --        0.2       0.2
  Actuarial (gains)/losses........................    24.6      53.9      (16.7)      2.0
  Benefits paid...................................   (11.9)    (11.5)      (3.2)     (2.9)
                                                    ------    ------    -------   -------
          Benefit obligation at end of year.......  $562.8    $492.7    $ 123.4   $ 129.8
                                                    ======    ======    =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of
     year.........................................  $473.5    $376.1    $    --   $    --
  Actual return on plan assets....................    75.8      76.1         --        --
  Employer contribution...........................     1.2      32.8        3.0       2.7
  Plan participants' contributions................      --        --        0.2       0.2
  Benefits paid...................................   (11.9)    (11.5)      (3.2)     (2.9)
                                                    ------    ------    -------   -------
          Fair value of plan assets at end of
            year..................................  $538.6    $473.5    $    --   $    --
                                                    ======    ======    =======   =======
  Funded status...................................  $(24.2)   $(19.2)   $(123.4)  $(129.8)
  Unrecognized net transition liability...........     1.7       1.9         --        --
  Unrecognized net actuarial (gain)/loss..........    13.8      30.0       (6.7)      9.8
  Unrecognized prior service cost.................     1.5       3.2       (0.9)     (2.5)
                                                    ------    ------    -------   -------
          Net amount recognized...................  $ (7.2)   $ 15.9    $(131.0)  $(122.5)
                                                    ======    ======    =======   =======
Amounts recognized in the consolidated balance
  sheet:
  Prepaid benefit cost............................  $ 25.4    $ 43.7    $(131.0)  $(122.5)
  Accrued benefit liability.......................   (41.6)    (36.7)        --        --
  Intangible asset................................     8.9       8.9         --        --
                                                    ------    ------    -------   -------
          Net amount recognized...................  $ (7.3)   $ 15.9    $(131.0)  $(122.5)
                                                    ======    ======    =======   =======
Weighted-average assumptions as of December 31:
  Discount rate...................................    6.50%     6.75%      6.50%     7.00%
  Expected return on plan assets..................    9.00%     9.00%        --        --
  Rate of compensation increase...................    5.00%     5.00%        --        --

     For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5% by 2010 and remain at that level thereafter. Additionally, no future increase in retiree premium was assumed.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The net periodic pension cost for the years indicated includes the following components (in millions):

                                            PENSION BENEFITS          OTHER BENEFITS
                                        ------------------------   ---------------------
                                         1998     1997     1996    1998    1997    1996
                                        ------   ------   ------   -----   -----   -----
Components of net periodic benefit
  cost:
  Service cost........................  $ 24.7   $ 20.1   $ 18.8   $ 5.9   $ 7.1   $ 7.5
  Interest cost.......................    32.7     29.4     26.4     7.4     8.2     8.2
  Expected return on plan assets......   (37.1)   (31.2)   (27.6)     --      --      --
  Amortization of transition
     liability........................     0.3      0.3      0.3      --      --      --
  Amortization of prior service
     cost.............................     1.6      1.6      1.6    (1.5)   (1.5)   (1.5)
  Recognized net actuarial gain
     (loss)...........................     2.2      2.6      5.1    (0.2)    0.1     0.8
                                        ------   ------   ------   -----   -----   -----
          Net periodic benefit cost...  $ 24.4   $ 22.8   $ 24.6   $11.6   $13.9   $15.0
                                        ======   ======   ======   =====   =====   =====

     For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $53.5 million and $41.6 million, respectively as of December 31, 1998 and $47.8 million and $36.7 million, respectively as of December 31, 1997. The assets of these plans had no fair value as of December 31, 1998 and 1997.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                      1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                           INCREASE             DECREASE
                                                      ------------------   ------------------
Effect on total of service and interest cost
  components........................................         $1.0                $(1.1)
Effect on post-retirement benefit obligation........          8.4                 (9.0)

  Associates Savings and Profit-Sharing Plan

     The Company sponsors a defined contribution plan that covers substantially all United States-based employees who meet certain eligibility requirements, is intended to provide assistance in accumulating personal savings for retirement and is designed to qualify for favorable tax treatment under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. For the years ended December 31, 1998, 1997 and 1996, the Company's pre-tax contributions to the plan were $31.9 million, $25.6 million and $21.3 million, respectively.

INCENTIVE COMPENSATION PROGRAMS

     The Company sponsors compensation plans covering certain officers and employees.

  Incentive Compensation Plan and Long-Term Performance Plan

     The Company sponsors the Incentive Compensation Plan (the "ICP"), which beginning in 1997 has provided for corporate annual performance pay bonuses, in addition to other types of compensation. The bonuses are paid out of one of two pools. The size of each bonus pool is determined based, in part, on the performance of the Company. Prior to 1997, corporate annual performance pay bonuses were provided under the Corporate Annual Performance Plan which was a separate plan prior to being incorporated into the ICP in 1997. The Long Term Performance Plan ("LTPP") for 1998 was a long term cash incentive plan. The size of the LTPP incentive pool was determined for the performance period ending December 31, 1998, based, in part, on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Bonuses reflect

                      ASSOCIATES FIRST CAPITAL CORPORATION
individual participants' performances during the applicable performance period. Amounts charged to expense for these bonus plans amounted to $29.0 million, $25.1 million and $23.3 million during the years ended December 31, 1998, 1997 and 1996, respectively.

  Stock-Based Compensation Plans

     The Company sponsors the ICP, formerly known as the Long-Term Equity Compensation Plan, which was established in 1996 and amended and renamed effective January 1, 1998. The Company had no outstanding grants under any other stock-based compensation plan prior to 1996. The ICP allows the Company to issue to eligible employees awards of up to 41,598,536 shares of its Class A Common Stock ("Common Stock"). In addition to awards of corporate annual performance pay, awards may be made as nonqualified or incentive stock options, stock appreciation rights, restricted stock, performance units or performance shares. Through December 31, 1998, the Company had only issued stock options and restricted stock under the ICP.

     Stock Options -- Stock options have contractual terms of 10 years and an exercise price equal to the fair market value of the stock underlying the option at grant. Options generally vest at 33.33% each year beginning on the first anniversary of the date of grant. A summary of the activity of option grants by the Company under the ICP for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                      1998                          1997                          1996
                                           ---------------------------   ---------------------------   --------------------------
                                                        WEIGHTED-AVG.                 WEIGHTED-AVG.                WEIGHTED-AVG.
                                            OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                           ----------   --------------   ----------   --------------   ---------   --------------
Outstanding at beginning of year.........   8,389,702       $18.31        4,748,880       $14.54              --       $   --
  Granted................................   6,503,140        35.37        4,772,050        21.80       4,872,580        14.54
  Exercised..............................  (1,083,794)       18.18         (433,208)       15.05              --           --
  Forfeited..............................    (870,296)       29.02         (698,020)       18.48        (123,700)       14.50
                                           ----------                    ----------                    ---------
Outstanding at end of year...............  12,938,752       $26.17        8,389,702       $18.31       4,748,880       $14.54
                                           ==========       ======       ==========       ======       =========       ======
Options exercisable at year end..........   3,206,324       $17.28        1,040,838       $14.55              --       $   --
                                           ==========       ======       ==========       ======       =========       ======
Weighted-average fair value of options
  granted during the year................                   $ 8.90                        $ 5.62                       $ 4.66
                                                            ======                        ======                       ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTIONS                           1998     1997     1996
                        -----------                           -----    -----    -----
Expected Term in years......................................   4.00     4.00     4.55
Expected Volatility.........................................  21.28%   22.00%   30.44%
Expected Dividend Yield.....................................   0.58%    0.51%    1.38%
Risk-Free Interest Rate.....................................   5.59%    6.24%    6.53%

     The weighted average remaining life and weighted average exercise price for total options outstanding and exercisable options outstanding at December 31, 1998 is summarized below:

                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------    ---------------------------
         RANGE OF                          WEIGHTED-AVG.     WEIGHTED-AVG.                  WEIGHTED-AVG.
      EXERCISE PRICE          OPTIONS      REMAINING LIFE    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
      --------------         ----------    --------------    --------------    ---------    --------------
                                              (YEARS)
$14.50 to $21.63...........   6,838,462         7.35             $18.13        3,159,438        $17.12
 21.64 to  31.10...........     204,870         8.24              28.32           46,886         27.32
 31.11 to  39.88...........   5,895,420         9.84              35.42               --            --
                             ----------                                        ---------
 14.50 to  39.88...........  12,938,752         8.50              26.17        3,206,324         17.27
                             ==========                                        =========

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Restricted Stock -- Under the ICP, in 1998, 1997 and 1996 the Company issued 115,000, 84,000 and 339,260 respective shares of restricted Common Stock to employees, of which 465,780 were outstanding at December 31, 1998. Restrictions generally will lapse on the fifth anniversary of the date of issuance.

     Deemed Investment in Stock -- Prior to 1996, the Company sponsored a long-term cash incentive plan, the Phantom Stock Appreciation Right Plan (the "PSAR Plan"). The Company terminated the PSAR Plan as of December 1995 and extinguished, principally by cash payment, all outstanding phantom stock appreciation rights ("PSAR"). A PSAR granted under the PSAR Plan entitled the holder to receive a specified amount of cash upon the exercise of the PSAR. Upon termination of the PSAR Plan, certain officers of the Company were required to defer a portion of the amount payable in satisfaction of the termination of the PSAR Plan. The amounts deferred are administered in accordance with the terms of the Equity Deferral Plan (the "EDP"), sponsored by the Company.

     In 1998 and 1997 under the EDP, the Company credited PSAR amounts deferred by selected employees to unfunded accounts that are deemed to be invested in shares of Common Stock, which amounts are then deemed to be reinvested in Common Stock. Amounts deferred are fully vested and payable beginning in May 2001, subject to earlier distribution upon a participant's death, disability, retirement or termination of employment, in cash and/or shares of Common Stock. Approximately 1,160, 1,720 and 263,780 deemed shares were issued during 1998, 1997 and 1996, respectively, including 1,160, 1,720 and 1,216 respective shares related to the reinvestment of dividends, of which 205,348 were outstanding at December 31, 1998. The value of all such shares at year end based on $42 3/8 per common share was $8.7 million.

     Accounting for Stock-Based Compensation Plans -- The Company has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of the Company's stock-based compensation plans been determined based on the optional provisions of SFAS 123, in the years ended December 31, 1998, 1997 and 1996 the Company's net income, basic earnings per share and diluted earnings per share would have been $1,204.4 million, $1,022.9 million and $854.4 million; $1.73, $1.48 and $1.23; and $1.72, $1.47 and $1.23, respectively.

     All share, per share, option and fair value amounts, as applicable, in this NOTE have been adjusted to reflect the Stock Dividend described in NOTE 19.

NOTE 15 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company grants revolving lines of credit to certain of its credit card and other revolving customers. At December 31, 1998, the unused portion of these lines aggregated $47.7 billion. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     The Company also grants lines of credit to certain dealers of trucks, construction equipment and manufactured housing. At December 31, 1998, the unused portion of these lines aggregated $942 million. The potential risk associated with, and the estimated fair value of, the unused credit lines are not considered to be significant.

     Various legal actions and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or treble damage claims which, if adversely held against the Company, would require large expenditures or could affect the manner in which the Company conducts its business.

     In addition, the Company like many other companies that operate in regulated businesses is from time to time the subject of various governmental inquiries and investigations. The Company is currently the subject of certain investigations and inquiries by federal and state governmental authorities relating generally to the Company's lending practices. The Company does not have sufficient information to predict with certainty the

                      ASSOCIATES FIRST CAPITAL CORPORATION
ultimate outcome of such investigations and inquiries or their ultimate effect, if any, on the Company's results of operations or financial condition or the manner in which the Company operates its business.

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1998. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company uses derivative financial instruments for the purpose of hedging exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

     The Company manages its exposure to counterparty credit risk by limiting its total position with any single counterparty and monitoring the financial condition of each counterparty. In the Company's experience there has never been a failure by a counterparty; however, in the unlikely event that a counterparty fails to meet the terms of an agreement, the Company's financial exposure is limited to the fair value of the agreement. Estimated fair values of such agreements are determined by the Company using available market information and present value-based valuation methods.

     Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments and to a lesser degree, anticipated foreign currency transactions. Under these agreements, the Company is obligated to deliver Japanese yen in exchange for United States dollars at varying times over the next five years. The aggregate notional amount of these agreements at December 31, 1998 and 1997 was $2.5 billion and $921.8 million, respectively. The fair value of such agreements at December 31, 1998 and 1997 was $(134.4) million and $97.6 million, respectively.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange foreign currencies at varying times over the next five years. The aggregate notional amount of these agreements at December 31, 1998 and 1997 was $4.4 billion and $1.1 billion, respectively. The fair value of such agreements at December 31, 1998 and 1997 was $(118.5) million and $28.8 million, respectively.

     Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at December 31, 1998 and 1997 was $4.3 billion and $2.0 billion, respectively. The fair value of such agreements at December 31, 1998 and 1997 was $(81.3) million and $(7.3) million, respectively. Interest rate swap and treasury lock agreements mature on varying dates over the next five years and two months, respectively.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount and fair value of futures and option contracts at December 31, 1998 was $720.6 million and $(5.2) million, respectively. Such

                      ASSOCIATES FIRST CAPITAL CORPORATION
contracts mature on varying dates through 1999. The Company had no treasury futures or option contracts outstanding on December 31, 1997.

NOTE 17 -- BUSINESS SEGMENT INFORMATION

     As described in NOTE 2, the Company adopted SFAS 131 in 1998. Prior year segment information has been restated on a basis consistent with the 1998 presentation. The Company has three reportable business segments: domestic consumer finance, commercial finance and international finance.

  Reportable Segment Overview

     The domestic consumer finance reportable segment includes the Company's U.S. consumer and credit card business units. These business units have been aggregated into one reportable segment because they have similar operating characteristics. The domestic consumer finance segment is primarily engaged in home equity, credit card, personal loan and sales finance lending in the United States. The commercial finance segment is principally engaged in the financing and leasing of transportation, industrial and communication equipment, auto fleet leasing and fleet management services, manufactured housing financing, recreational vehicle financing, warehouse lending, government guaranteed lending, municipal finance and employee relocation services in the United States and Canada. The international finance segment is primarily engaged in consumer lending, and to a lesser extent, credit card and commercial lending activities internationally.

  Measurement

     The Company allocates resources to and evaluates the performance of its segments primarily based on total revenue, net interest margin, segment earnings and managed finance receivables adjusted to include the impact of receivables either held for sale or sold with servicing retained ("Managed Basis"). The table below presents this Managed Basis information for each reportable segment (in millions):

                                          DOMESTIC
                                          CONSUMER    COMMERCIAL   INTERNATIONAL     TOTAL
                                           FINANCE     FINANCE        FINANCE       COMPANY
                                          ---------   ----------   -------------   ---------
Year Ended or at December 31, 1998
  Total revenue.........................  $ 5,877.8   $ 2,527.1      $1,624.6      $10,029.5
  Net interest margin...................    3,505.0       983.9       1,255.9        5,744.8
  Segment earnings......................      997.3       471.0         472.2        1,940.5
  Finance receivables...................   37,179.4    25,722.7       8,462.2       71,364.3
Year Ended or at December 31, 1997
  Total revenue.........................  $ 5,326.4   $ 2,127.0      $1,017.1      $ 8,470.5
  Net interest margin...................    3,251.7       849.6         784.7        4,886.0
  Segment earnings......................      891.8       392.1         356.1        1,640.0
  Finance receivables...................   32,338.2    21,790.3       4,278.0       58,406.5
Year Ended or at December 31, 1996
  Total revenue.........................  $ 4,528.8   $ 1,776.2      $  855.3      $ 7,160.3
  Net interest margin...................    2,723.1       675.6         664.6        4,063.3
  Segment earnings......................      810.1       303.9         290.6        1,404.6
  Finance receivables...................   27,145.1    18,053.0       3,424.7       48,622.8

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Reconciliation of Segment and Consolidated Information

     A reconciliation of total Company revenue, net interest margin and net finance receivables as of and for the years ended December 31, 1998, 1997 and 1996 to the related consolidated totals is as follows (in millions):

                                                        1998        1997        1996
                                                     ----------   ---------   ---------
Total Revenue
  Total Company Managed Basis revenue..............  $ 10,029.5   $ 8,470.5   $ 7,160.3
  Managed Basis adjustments........................      (652.7)     (191.9)      (62.1)
                                                     ----------   ---------   ---------
          Consolidated revenue.....................  $  9,376.8   $ 8,278.6   $ 7,098.2
                                                     ==========   =========   =========
Net Interest Margin
  Total Company Managed Basis net interest
     margin........................................  $  5,744.8   $ 4,886.0   $ 4,063.3
  Managed Basis adjustments........................    (1,031.1)     (101.0)      (38.3)
                                                     ----------   ---------   ---------
          Consolidated net interest margin.........  $  4,713.7   $ 4,785.0   $ 4,025.0
                                                     ==========   =========   =========
Finance Receivables
  Total Company Managed Basis receivables..........  $ 71,364.3   $58,406.5   $48,622.8
  Managed Basis adjustments........................   (10,425.3)   (3,190.9)   (2,109.9)
                                                     ----------   ---------   ---------
          Consolidated net finance receivables.....  $ 60,939.0   $55,215.6   $46,512.9
                                                     ==========   =========   =========

     Segment earnings and consolidated earnings before income taxes are equal; therefore, no reconciliation is presented.

  Information About Geographic Areas

     The following is finance charge information by geographic area as of and for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                           1998       1997       1996
                                                         --------   --------   --------
Finance charges
  United States........................................  $6,305.8   $6,563.4   $5,660.6
  Japan................................................   1,042.7      696.1      620.7
  All other............................................     561.9      300.7      199.7
                                                         --------   --------   --------
          Consolidated finance charges.................  $7,910.4   $7,560.2   $6,481.0
                                                         ========   ========   ========

  Information About Products and Services

     The Company manages its product and service offering primarily through these reportable segments. Therefore, pursuant with the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

  Information About Major Customers

     The Company has no customer that represents greater than 10% of total revenue.

NOTE 18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information provided below is required by Statement of Financial Accounting Standards No. 107, ("SFAS 107"), Disclosures about Fair Value of Financial Instruments. Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were

                      ASSOCIATES FIRST CAPITAL CORPORATION
used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgment. Changes in assumptions could have a material impact on these estimates.

     At December 31, 1998 and 1997, the carrying value and estimated fair value of certain of the Company's financial instruments were as follows (in millions):

                                                             DECEMBER 31
                                           -----------------------------------------------
                                                    1998                     1997
                                           ----------------------   ----------------------
                                           CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                             VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                           ---------   ----------   ---------   ----------
Cash and cash equivalents(1).............  $ 4,665.6   $ 4,665.6    $   433.2   $   433.2
Investment securities(2).................    6,678.7     6,678.7      1,242.4     1,242.4
Net finance receivables(3)...............   60,939.0    64,770.2     55,215.6    59,051.5
Notes payable(1)
  Commercial paper.......................   24,144.3    24,144.3     19,483.5    19,483.5
  Bank loans.............................    1,565.5     1,565.5      1,487.1     1,487.1
Long-term debt(4)........................   37,596.7    38,904.2     28,228.0    28,992.8

---------------

(1) The estimated fair value approximates their carrying value.

(2) Estimated market values of investment securities are based on quoted market prices, if available. If quoted prices are not available, the fair value was estimated by discounting the expected cash flows from the investments at discount rates which approximate the rates that would achieve an expected return on assets with similar risk characteristics.

(3) In order to determine the fair values of loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. The fair value was estimated by discounting the expected cash flows from such loans at discount rates which approximate gross finance charge rates that would achieve an expected return on assets with similar risk characteristics. The estimated fair value of the credit card receivables was based on the Company's experience in pricing similar portfolios for acquisition purposes.

(4) The fair value of long-term debt was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

     See NOTE 16 for fair value information regarding derivative financial instruments.

NOTE 19 -- STOCK DIVIDEND

     On October 6, 1998 the Company announced a two-for-one split of the Company's Class A Common Stock to be distributed in the form of a dividend (the "Stock Dividend"). One additional common share was issued on December 23, 1998 for every common share held by stockholders of record as of the close of business on December 9, 1998. All per share and related weighted average share amounts in this report have been restated to reflect the Stock Dividend.

NOTE 20 -- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

     The Company paid cash dividends to Ford of $25.6 million, $111.8 million and $1,928.7 million during the years ended December 31, 1998, 1997 and 1996, respectively. Of the 1996 cash dividend paid on Common Stock, $55.9 million was paid to Ford after the Offering. In 1996, Ford made a cash capital contribution to the Company of $47.3 million. No capital contributions were made by Ford in 1998 or 1997.

     The Company provides certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services were $33.8 million, $36.0 million and $33.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Prior to the Spin-Off, the Company paid fees for certain administrative services provided by its Ford-affiliated parent. Such fees were $2.3 million, $8.0 million and $9.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1997, the Company's current income taxes payable to its Ford-affiliated parent amounted to $24.7 million. In connection with the Spin-Off, Ford and the Company entered into an amended and restated tax sharing agreement which, among other matters, required the Company to pay $22.4 million effectively settling certain amounts due to and from Ford.

     In March of 1997, the Company acquired a portfolio of approximately $800 million in credit card receivables from The Bank of New York. A director of the Company was Chairman and Chief Executive officer of The Bank of New York during 1997. The Bank of New York and the Company are not otherwise affiliated.

NOTE 21 -- SUBSEQUENT EVENTS

     On January 6, 1999 the Company purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco") for $3.9 billion. The Company used cash equivalents on hand as of December 31, 1998 to fund this purchase. Avco, formerly a subsidiary of Textron Inc., is a global, diversified financial services company with approximately $9 billion in assets. Its product offerings include home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. Avco has operations in the U.S., Canada, Puerto Rico, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden.

     On January 13, 1999 the Company and Equilon Enterprises and Motiva Enterprises, joint venture companies of Shell, Texaco and Saudi Aremco, reached an agreement whereby the Company will acquire the Shell Proprietary Credit Card Program. The sale is expected to close during February of 1999. The Shell Proprietary Credit Card Program consists of approximately $270 million in managed receivables, and the Company will manage the program on a prospective basis.

     On January 28, 1999, the Company entered into an agreement to sell Fleetwood Credit Corp., its recreational vehicle financing subsidiary, to NationsBank, N.A., a unit of BankAmerica Corporation. The sale is expected to close during the first quarter of 1999.

NOTE 22 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions, except earnings per share):

                                                                 1998
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges.............................   $2,053.0   $1,930.6   $1,881.8   $2,045.0
                                               ========   ========   ========   ========
Interest expense............................   $  846.6   $  807.3   $  785.5   $  757.3
                                               ========   ========   ========   ========
Earnings before provision for income
  taxes.....................................   $  525.1   $  504.5   $  464.9   $  446.0
Provision for income taxes..................      193.1      186.9      172.0      165.0
                                               --------   --------   --------   --------
Net earnings................................   $  332.0   $  317.6   $  292.9   $  281.0
                                               ========   ========   ========   ========
Net earnings per share
  Basic.....................................   $   0.47   $   0.46   $   0.42   $   0.41
                                               ========   ========   ========   ========
  Diluted...................................   $   0.47   $   0.46   $   0.42   $   0.40
                                               ========   ========   ========   ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                                 1997
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges.............................   $1,990.8   $1,935.3   $1,872.4   $1,761.7
                                               ========   ========   ========   ========
Interest expense............................   $  739.4   $  718.8   $  679.6   $  637.4
                                               ========   ========   ========   ========
Earnings before provision for income
  taxes.....................................   $  440.4   $  433.1   $  389.0   $  377.5
Provision for income taxes..................      162.4      162.2      144.0      139.7
                                               --------   --------   --------   --------
Net earnings................................   $  278.0   $  270.9   $  245.0   $  237.8
                                               ========   ========   ========   ========
Net earnings per share
  Basic.....................................   $   0.40   $   0.39   $   0.35   $   0.35
                                               ========   ========   ========   ========
  Diluted...................................   $   0.40   $   0.39   $   0.35   $   0.34
                                               ========   ========   ========   ========

NOTE 23 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

     Condensed unconsolidated financial information of First Capital as of or for the years ended December 31, 1998, 1997 and 1996 was as follows:

                        CONDENSED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                             YEAR ENDED DECEMBER 31
                                                          ----------------------------
                                                            1998       1997      1996
                                                          --------   --------   ------
Revenue
  Interest and other income............................   $  217.1   $   58.8   $ 20.6
  Dividends from subsidiaries..........................      231.9       52.5    370.4
                                                          --------   --------   ------
                                                             449.0      111.3    391.0
Expenses
  Interest expense.....................................      128.6       44.4     99.7
  Operating expenses...................................       47.3       34.9     24.9
  Provision for losses on finance receivables..........        2.9         --       --
                                                          --------   --------   ------
                                                             178.8       79.3    124.6
                                                          --------   --------   ------
Income before credit for federal income taxes and
  equity in undistributed earnings of subsidiaries.....      270.2       32.0    266.4
Credit for federal income taxes resulting from tax
  agreements with subsidiaries.........................       36.7       40.2     36.3
                                                          --------   --------   ------
Earnings before equity in undistributed earnings of
  subsidiaries.........................................      306.9       72.2    302.7
Equity in undistributed earnings of subsidiaries.......      916.6      959.5    554.3
                                                          --------   --------   ------
Net earnings...........................................   $1,223.5   $1,031.7   $857.0
                                                          ========   ========   ======

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              ---------   --------
Assets
  Investment in subsidiaries................................  $10,158.2   $7,167.8
  Finance receivables, net of unearned income and allowance
     for credit losses......................................      662.4         --
  Advances to subsidiaries, eliminated in consolidation, and
     other..................................................    4,299.1    1,185.6
                                                              ---------   --------
          Total assets......................................  $15,119.7   $8,353.4
                                                              =========   ========
Liabilities and Stockholders' Equity
  Accounts payable and accruals.............................  $   310.7   $   32.2
  Short-term notes payable..................................    5,473.2    1,628.2
  Long-term debt............................................      809.3      424.4
  Stockholders' equity......................................    8,526.5    6,268.6
                                                              ---------   --------
          Total liabilities and stockholders' equity........  $15,119.7   $8,353.4
                                                              =========   ========

                 See notes to condensed financial information.

     The estimated fair value of notes payable and long-term debt at December 31, 1998 and 1997 was $1,494.9 million and $631.0 million, respectively. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   ---------
Cash Flows from Operating Activities
  Net earnings..............................................  $ 1,223.5   $1,031.7   $   857.0
  Adjustments to net earnings for non-cash items:
     Provision for losses on finance receivables............        2.9         --          --
     Depreciation and amortization..........................        0.4         --          --
     Increase (decrease) in accounts payable and accruals...      123.5      (12.9)       (7.4)
     Equity in undistributed earnings of subsidiaries.......     (916.6)    (959.5)     (554.3)
  Other.....................................................     (370.8)       1.2       (16.8)
                                                              ---------   --------   ---------
     Net cash provided from operating activities............       62.9       60.5       278.5
                                                              ---------   --------   ---------
Cash Flows from Investing Activities
  Finance receivables originated or purchased...............   (1,207.3)        --          --
  Finance receivables liquidated............................      542.0         --          --
  Acquisition of other finance businesses...................   (1,767.4)        --          --
  Cash dividends from subsidiaries..........................      231.9       52.5       370.4
  Increase in investments in and advances to subsidiaries...   (3,011.1)    (717.6)     (894.6)
                                                              ---------   --------   ---------
     Net cash used for investing activities.................   (5,211.9)    (665.1)     (524.2)
                                                              ---------   --------   ---------
Cash Flows from Financing Activities
  Increase in notes payable and long-term debt..............    4,345.0      891.6       853.0
  Sale of Class A Common Stock..............................    1,266.7         --     1,850.0
  Cash contributions from Ford..............................         --         --        47.3
  Cash dividends............................................     (142.0)    (138.6)   (1,998.0)
  Retirement of long-term debt..............................     (115.1)    (214.0)     (395.2)
  Treasury stock and other..................................      (17.0)     (12.4)         --
                                                              ---------   --------   ---------
     Net cash provided from financing activities............    5,337.6      526.6       357.1
Effect of foreign currency translation adjustments on
  cash......................................................     (112.6)      78.5      (107.8)
                                                              ---------   --------   ---------
Increase in cash and cash equivalents.......................       76.0        0.5         3.6
Cash and cash equivalents at beginning of period............        1.2        0.7        (2.9)
                                                              ---------   --------   ---------
Cash and cash equivalents at end of period..................  $    77.2   $    1.2   $     0.7
                                                              =========   ========   =========

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL INFORMATION:

     (1) The ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends is restricted pursuant to the terms of certain debt agreements entered into by the Company's principal domestic operating subsidiary, Associates Corporation of North America. See NOTE 11 to the consolidated financial statements for a summary of the most significant of these restrictions.

     (2) Notes payable and long-term debt bear interest at rates from 5.62% to 6.95%. The estimated maturities of the notes outstanding, at December 31, 1998, during subsequent years were as follows (in millions):

YEAR                                                          AMOUNT
----                                                          ------
1999........................................................  $156.4
2000........................................................    90.9
2001........................................................    62.0
2002........................................................      --
2003........................................................      --
Thereafter..................................................   500.0
                                                              ------
                                                              $809.3
                                                              ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

                                                               PAGE
                                                               ----
          Report of Independent Accountants.................    31
          Consolidated Statement of Earnings for the years
          ended December 31, 1998, 1997 and 1996............    32
          Consolidated Balance Sheet at December 31, 1998
          and 1997..........................................    33
          Consolidated Statement of Changes in Stockholders'
          Equity for the years ended December 31, 1998, 1997
          and 1996..........................................    34
          Consolidated Statement of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996............    35
          Notes to consolidated financial statements........    36

     (b) Reports on Form 8-K

         During the quarter ended December 31, 1998, First Capital filed Current Reports on Form 8-K dated October 1, 1998 (related to the issuance of debt securities pursuant to Rule 415); October 6, 1998 (related to the announcement of a two-for-one split common stock split in the form of a one-for-one stock dividend); October 13, 1998 and October 14, 1998 (related to the release of third quarter earnings); October 19, 1998 (related to the completion of the SPS acquisition); November 12, 1998 (announcing plans to make public an offering of 15 million shares of Class A common stock); November 23, 1998 (related to fourth quarter earnings estimates); November 24, 1998 (announcing the pricing of the offering of 15 million shares of Class A common stock); November 25, 1998 (related to the underwriting agreement for equity securities in connection with registration statement no. 333-62875 on Form S-3); and December 15, 1998 (related to the acquisition of The Northland Company).

     (c) Exhibits

        EXHIBIT
         NUMBER
        -------
          3.1            -- Restated Certificate of Incorporation. (3.1)*
          3.2            -- By-laws (3.2)+
          4.1            -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                            10-K as the authorized principal amount of any one of
                            such issues does not exceed 10% of the total assets of
                            the registrant and its consolidated subsidiaries.
                            Registrant agrees to furnish to the Commission a copy of
                            each such instrument upon its request.
          4.2            -- Rights Agreement dated as of April 13, 1998, between the
                            Company and First Chicago Trust Company of New York as
                            Rights Agent.(4)**
         10.1            -- Form of Employment Agreement.
         10.2            -- The Company's Equity Deferral Plan(10.7)*
         10.3            -- The Company's Incentive Compensation Plan.****
         10.4            -- The Company's Long-Term Performance Plan. (10.12)*
         10.5            -- The Company's Supplemental Retirement Income Plan.
                            (10.16)*
         10.6            -- The Company's Excess Benefits Plan. (10.17)*
         10.7            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- IPO.(10.19)*
         10.8            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- 1996.(10.20)*
         10.9            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- 1997.(10.21)*
         10.10           -- The Company's Incentive Compensation Plan Stock Option
                            Award Agreement -- 1998.****
         10.11           -- The Company's Incentive Compensation Plan Stock Option
                            Award Agreement -- 1999.
         10.12           -- Form of Restricted Stock Award Agreement.(10.23)****
         12.             -- Computation of Ratio of Earnings to Fixed Charges.
         21.             -- Subsidiaries of the Registrant.
         23.             -- Consent of Independent Accountants.
         24.             -- Powers of Attorney.
         27.             -- Financial Data Schedule.

---------------

* Incorporated by reference to the exhibit listed in parenthesis contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.

** Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 1998.

*** Incorporated by reference to the exhibit listed in parentheses contained in the Company's Registration Statement on Form S-8 as filed with the Commission on March 31, 1998.

**** Incorporated by reference to the exhibit listed in parentheses contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

+ Incorporated by reference to the exhibit listed in parenthesis contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASSOCIATES FIRST CAPITAL CORPORATION

                                        By        /s/ JOHN F. STILLO

                                          --------------------------------------
                                                      John F. Stillo
                                          Senior Vice President and Comptroller
                                                    February 24, 1999

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ KEITH W. HUGHES*                   Chairman of the Board,
-----------------------------------------------------    Principal Executive
                  (Keith W. Hughes)                      Officer and Director

                /s/ J. CARTER BACOT*                   Director
-----------------------------------------------------
                  (J. Carter Bacot)

                 /s/ ERIC S. DOBKIN*                   Director
-----------------------------------------------------
                  (Eric S. Dobkin)

                /s/ WILLIAM M. ISAAC*                  Director
-----------------------------------------------------
                 (William M. Isaac)

              /s/ H. JAMES TOFFEY, JR.*                Director
-----------------------------------------------------
               (H. James Toffey, Jr.)

                /s/ KENNETH WHIPPLE*                   Director
-----------------------------------------------------
                  (Kenneth Whipple)

                 /s/ ROY A. GUTHRIE*                   Director, Senior Executive
-----------------------------------------------------    Vice President and
                  (Roy A. Guthrie)                       Principal Financial
                                                         Officer

                 /s/ JOHN F. STILLO                    Senior Vice President,         February 24, 1999
-----------------------------------------------------    Comptroller and Principal
                  (John F. Stillo)                       Accounting Officer

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

                                            *By     /s/ JOHN F. STILLO

                                              ----------------------------------
                                                       Attorney-in-fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          3.1            -- Restated Certificate of Incorporation. (3.1)*
          3.2            -- By-laws (3.2)+
          4.1            -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                            10-K as the authorized principal amount of any one of
                            such issues does not exceed 10% of the total assets of
                            the registrant and its consolidated subsidiaries.
                            Registrant agrees to furnish to the Commission a copy of
                            each such instrument upon its request.
          4.2            -- Rights Agreement, dated as of April 13, 1998, between the
                            Company and First Chicago Trust Company of New York as
                            Rights Agent.(4)**
         10.1            -- Form of Employment Agreement.
         10.2            -- The Company's Equity Deferral Plan(10.7)*
         10.3            -- The Company's Incentive Compensation Plan.****
         10.4            -- The Company's Long-Term Performance Plan. (10.12)*
         10.5            -- The Company's Supplemental Retirement Income Plan.
                            (10.16)*
         10.6            -- The Company's Excess Benefits Plan. (10.17)*
         10.7            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- IPO.(10.19)*
         10.8            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- 1996.(10.20)*
         10.9            -- The Company's Long-Term Equity Compensation Plan Stock
                            Option Award Agreement -- 1997.(10.21)*
         10.10           -- The Company's Incentive Compensation Plan Stock Option
                            Award Agreement -- 1998.****
         10.11           -- The Company's Incentive Compensation Plan Stock Option
                            Award Agreement -- 1999.
         10.12           -- Form of Restricted Stock Award Agreement.(10.23)****
         12.             -- Computation of Ratio of Earnings to Fixed Charges.
         21.             -- Subsidiaries of the Registrant.
         23.             -- Consent of Independent Accountants.
         24.             -- Powers of Attorney.
         27.             -- Financial Data Schedule.

---------------

* Incorporated by reference to the exhibit listed in parenthesis contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.

** Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 1998.

*** Incorporated by reference to the exhibit listed in parentheses contained in the Company's Registration Statement on Form S-8 as filed with the Commission on March 31, 1998.

**** Incorporated by reference to the exhibit listed in parentheses contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

+ Incorporated by reference to the exhibit listed in parenthesis contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.