Form 10-Q
period 1999-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 1999-05-14
CIK 7974

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1999

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

 As of March 31, 1999, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized, 728,460,360 shares of Class A Common Stock issued, of which 728,094,061 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.


               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)

                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                    ----          ----
 REVENUE
   Finance charges                                $2,283.9      $2,045.0
   Insurance premiums                                256.3         112.4
   Investment and other income - NOTE 9              404.8          73.7
                                                  --------      --------
                                                   2,945.0       2,231.1
 EXPENSES
   Interest expense                                  960.0         757.3
   Operating expenses                                979.6         620.0
   Provision for losses on finance
    receivables - NOTE 8                             362.8         365.0
   Insurance benefits paid or provided               103.7          42.8
                                                  --------      --------
                                                   2,406.1       1,785.1
                                                  --------      --------

 EARNINGS BEFORE PROVISION FOR INCOME TAXES          538.9         446.0
 PROVISION FOR INCOME TAXES                          202.1         165.0
                                                  --------      --------
 NET EARNINGS                                     $  336.8      $  281.0
                                                  ========      ========
 NET EARNINGS PER SHARE - NOTE 4
   Basic                                          $   0.46      $   0.41
                                                  ========      ========
   Diluted                                        $   0.46      $   0.40
                                                  ========      ========

         See notes to consolidated financial statements.

 /TABLE

               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                 March 31    December 31
                                                    1999         1998
                                                 --------    -----------

                              ASSETS
 CASH AND CASH EQUIVALENTS                        $ 1,255.0    $ 4,665.6
 INVESTMENTS IN DEBT AND EQUITY SECURITIES
  - NOTE 6                                          6,839.7      6,678.7
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves
  - NOTES 7 and 8                                  64,158.8     57,496.4
 OTHER ASSETS - NOTE 9                              9,682.4      6,334.7
                                                  ---------    ---------
     Total assets                                 $81,935.9    $75,175.4
                                                  =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $28,259.1    $24,144.3
   Bank Loans                                         480.6      1,565.5
 ACCOUNTS PAYABLE AND ACCRUALS                      3,938.3      3,342.4
 LONG-TERM DEBT
   Senior Notes                                    39,972.5     37,171.4
   Subordinated and Capital Notes                     425.3        425.3
                                                  ---------    ---------
                                                   40,397.8     37,596.7

 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 734,500 shares
    authorized, no shares issued or
    outstanding                                         -           -
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized, 728,460,360
    and 728,228,488 shares issued
    in 1999 and 1998, respectively                      7.3          7.3
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding                               -           -
   Paid-in Capital                                  5,277.1      5,273.7
   Retained Earnings                                3,475.7      3,178.9
   Accumulated Other Comprehensive Income
    - NOTE 5                                          119.1        106.8
   Less 366,299 and 980,314 shares of
    Class A Common Stock held at cost in
     Treasury in 1999 and 1998, respectively          (19.1)       (40.2)
                                                   ---------    --------
      Total stockholders' equity                    8,860.1      8,526.5
                                                  ---------   ----------
      Total liabilities and stockholders' equity  $81,935.9    $75,175.4
                                                  =========    =========

         See notes to consolidated financial statements.

 /TABLE

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)

                                                  Three Months Ended
                                                       March 31
                                                  1999          1998
                                                  ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                $    336.8    $    281.0
   Adjustments to reconcile net earnings to
    Net cash provided from operating activities:
     Provision for losses on finance receivables    362.8         365.0
     Depreciation and amortization                  115.0          95.4
     Other operating activities                    (204.2)       (163.6)
                                               ----------    ----------
       Net cash provided from operating
        activities                                  610.4         577.8
                                               ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased  (17,766.0)    (12,362.6)
   Finance receivables liquidated and sold       16,649.8      10,522.5
   Proceeds from businesses sold                  1,482.0           -
   Acquisitions of other finance businesses, net (3,708.0)       (300.6)
   Other investing activities                        68.9        (313.8)
                                               ----------    ----------
       Net cash used for investing
        activities                               (3,273.3)     (2,454.5)
                                               ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                     2,037.7       1,604.7
   Retirement of long-term debt                  (1,812.4)     (1,667.2)
   (Decrease) increase in notes payable            (973.9)      2,213.4
   Other financing activities                       (10.0)        (43.3)
                                               ----------    ----------
     Net cash (used for) provided from
      financing activities                         (758.6)      2,107.6

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                10.9          17.6
                                               ----------    ----------
 (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                    (3,410.6)        248.5

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       4,665.6         433.2
                                               ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  1,255.0    $    681.7
                                               ==========    ==========


         See notes to consolidated financial statements.
 /TABLE

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


 NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

    In the opinion of management, all adjustments necessary to present fairly the results of operations and financial position have been made. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - SIGNIFICANT TRANSACTIONS

   ACQUISITIONS

    On January 6, 1999, the Company purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco") for $3.9 billion. Avco, formerly a subsidiary of Textron Inc., is a global, diversified financial services company with approximately $9 billion in assets. Its product offerings include home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. Avco has operations in the U.S., Canada, Puerto Rico, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden. This acquisition was accounted for as a purchase.

    The unaudited pro forma combined revenues, net earnings and net earnings per basic and diluted share of the Company including the operations of Avco and the significant 1998 acquisitions were approximately $3.0 billion, $283 million, $0.39 and $0.39 for the three-month period ended March 31, 1998. The 1998 acquisitions are described in the Company's Form 10-K for the year ended December 31, 1998. These unaudited pro forma results assume that the acquisitions occurred at the beginning of the period and include certain adjustments, including additional common shares outstanding and interest and amortization expenses associated with these purchases. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each period. Pro forma information is not presented for the first quarter of 1999 because there is no significant difference between pro forma and reported revenue, earnings and earnings per share information for the quarter.

    In February 1999 the Company acquired the Shell Oil Proprietary Credit Card program. The fair market value of the private label credit card receivables acquired was approximately $260 million.

   DISPOSITIONS

    In March 1999, the Company sold Fleetwood Credit Corporation
 ("Fleetwood"), its recreational vehicle financing subsidiary, to NationsBank, N.A., a unit of BankAmerica Corporation for approximately $227 million.

    In March 1999, the Company sold 128 domestic consumer finance branches to Commercial Credit Corporation, a subsidiary of Citigroup, Inc., for approximately $640 million. All of these branches were acquired from Avco in January 1999.

    The operating results of these dispositions from January 1, 1999 through the date of the related sale were included in investment and other income.


 NOTE 4 - EARNINGS PER SHARE

    Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                                Three Months Ended
                                                     March 31
                                                 1999         1998
                                                 ----         ----
   Basic net earnings per share:
     Net earnings                               $336.8       $281.0
     Weighted average shares outstanding         727.7        693.1
                                                $ 0.46       $ 0.41
                                                ======       ======
   Diluted net earnings per share:
     Net earnings                               $336.8       $281.0
     Weighted average shares outstanding
      plus assumed conversions                   732.1        697.5
                                                $ 0.46       $ 0.40
                                                ======       ======
   Calculation of weighted average shares
    outstanding plus assumed conversions:
     Weighted average shares outstanding         727.7        693.1
     Effect of dilutive securities                 4.4          4.4
                                                ------       ------
                                                 732.1        697.5
                                                ======       ======

 NOTE 5 - COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                                 March 31    December 31
                                                   1999         1998
                                                 --------    -----------
     Foreign currency translation adjustments     $124.5       $117.1
     Net unrealized loss on available-for-sale
      securities                                    (5.4)       (10.3)
                                                  ------       ------
       Accumulated other comprehensive income     $119.1       $106.8
                                                  ======       ======

    Comprehensive income for the three-month periods ended March 31, 1999 and 1998 consisted of the following components, net of tax (in millions):

                                                     Three Months Ended
                                                          March 31
                                                       1999       1998
                                                       ----       ----
     Net earnings                                    $336.8     $281.0
     Foreign currency translation adjustments           7.4        0.1
     Unrealized gain (loss) on available-for-sale
      securities                                        4.9       (2.9)
                                                     ------     ------
       Comprehensive income                          $349.1     $278.2
                                                     ======     ======

 NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

    Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at March 31, 1999 and December 31, 1998 was $6.8 billion and $6.7 billion, respectively. The amortized cost at March 31, 1999 and December 31, 1998 was $6.8 billion and $6.7 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

    Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 1999 and December 31, 1998 was $22.8 million and $20.8 million, respectively. Historical cost at March 31, 1999 and December 31, 1998 was $16.0 million and $15.5 million, respectively.

 NOTE 7 - FINANCE RECEIVABLES

    At March 31, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                                March 31     December 31
                                                  1999          1998
                                                --------     -----------
     Home equity lending                        $24,614.2     $22,458.2
     Personal lending and retail sales
      finance                                    15,264.1      11,459.2
     Truck and truck trailer                     11,397.3      10,783.6
     Equipment                                    6,180.6       6,114.0
     Manufactured housing                         3,955.4       3,648.2
     Credit card                                  3,728.0       3,138.1
     Auto fleet leasing                           1,580.2       1,589.7
     Recreational vehicles - NOTE 3                   -           479.7
     Warehouse lending and other                  1,480.0       1,268.3
                                                ---------      --------
       Finance receivables, net of unearned
        finance income ("net finance
         receivables") (1)                       68,199.8      60,939.0
     Allowance for losses on finance receivables (2,267.3)     (1,978.7)
     Insurance policy and claims reserves        (1,773.7)     (1,463.9)
                                                 --------      --------
       Finance receivables, net of unearned
        finance income, allowance for losses
        and insurance policy and claims
        reserves                                 $64,158.8     $57,496.4
                                                 =========     =========

 (1) Unearned finance income was approximately $4.5 billion and $4.0 billion at March 31, 1999 and December 31, 1998, respectively.


 NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

    Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                      Three Months Ended      Year Ended
                                          March 31           December 31
                                     1999          1998          1998
                                     ----          ----      -----------
   Balance at beginning of period  $1,978.7      $1,949.9     $ 1,949.9
     Provision for losses             362.8         365.0       1,283.5
     Recoveries on receivables
      charged off                      77.3          59.0         237.7
     Losses sustained                (426.4)       (394.6)     (1,424.6)
     Reserves of receivables
      sold and held for sale          (27.3)          -          (334.7)
     Reserves of acquired
      businesses                      295.1          25.0         271.1
     Other                              7.1          10.6          (4.2)
                                   --------      --------     ---------
   Balance at end of period        $2,267.3      $2,014.9     $ 1,978.7
                                   ========      ========     =========

 NOTE 9 - OTHER ASSETS

    The components of other assets at March 31, 1999 and December 31, 1998 were as follows (in millions):

                                            March 31        December 31
                                              1999             1998
                                            --------        -----------
   Goodwill                                 $4,057.4         $1,890.4
   Notes and other receivables               1,749.2          1,172.9
   Customer lists and operating agreements   1,366.7            929.8
   Net assets held for sale (1)                907.2              -
   Property and equipment                      638.2            608.7
   Collateral held for resale                  319.7            297.4
   Relocation client advances                  150.7            171.8
   Finance receivables held for
    securitization                               -              812.2
   Other                                       493.3            451.5
                                             -------         --------
     Total other assets                     $9,682.4         $6,334.7
                                            ========         ========

 (1) During the first quarter of 1999, the Company announced its intention to sell Avco's non-affiliate insurance operations and Avco's operations located in Australia and New Zealand. In addition, the Company also intends to sell forty-one Canadian consumer finance branches (twenty-eight of which were acquired from Avco in January 1999). Net assets held for sale includes the assets, net of the related liabilities, attributable to these operations. The first quarter operating results attributable to these operations are included in investment and other income.

 NOTE 10 - DEBT RESTRICTION

    A restriction contained in the revolving credit agreement dated June 30, 1998 requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At March 31, 1999, the Company's tangible net worth was approximately $4.8 billion.


 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

    Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments and to a lesser degree, anticipated foreign currency transactions. Under these agreements, the Company is obligated to deliver Japanese yen in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at March 31, 1999 and December 31, 1998 was $2.1 billion and $2.5 billion, respectively. The fair value of such agreements at March 31, 1999 and December 31, 1998 would have been a liability of $82.0 million and $134.4 million, respectively.

    Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 5 years. The aggregate notional amount of these agreements at March 31, 1999 and December 31, 1998 was $5.5 billion and $4.4 billion, respectively. The fair value of such agreements at March 31, 1999 and December 31, 1998 would have been a liability of $37.8 million and $118.5 million, respectively.

    Interest rate swap and treasury lock agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap and treasury lock agreements at March 31, 1999 and December 31, 1998 was $5.8 billion and $4.3 billion, respectively. The fair value of such agreements at March 31, 1999 and December 31, 1998 would have been a liability of $47.7 million and $81.3 million, respectively. Such agreements mature on varying dates over the next 4 years.

    Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at March 31, 1999 and December 31, 1998 was $639.3 million and $720.6 million, respectively. The fair value of these contracts at March 31, 1999 would have been an asset of $17.6 million and a liability of $5.2 million at December 31,1998. Such contracts mature on varying dates through 1999.

 NOTE 12 - SEGMENT REPORTING

      Managed basis revenue, earnings and receivables information for each of the Company's reportable segments is presented below (in millions):

                               Domestic
                               Consumer   Commercial   International
                               Finance     Finance        Finance         Total
                               -------    ---------   -----------     ----
 Managed basis revenue for the
  three months ended:
    March 31, 1999             $ 1,725.3    $   761.2     $   699.0      $ 3,185.5
    March 31, 1998               1,396.7        589.6         302.0        2,288.3

 Segment earnings for the
  three months ended:
    March 31, 1999             $   259.3    $   121.5     $   158.1      $   538.9
    March 31, 1998                 233.9        108.7         103.4          446.0

 Managed receivables at:
    March 31, 1999             $40,173.9    $24,601.5     $11,837.1      $76,612.5
    December 31, 1998           37,179.4     25,722.7       8,462.2       71,364.3


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

     The discussion that follows includes comparisons of amounts reported in the historical financial statements ("Owned Basis") and on a pro forma basis adjusted to include the impact of receivables held for securitization and receivables sold with servicing retained ("Managed Basis"). On an Owned Basis, finance charges and service fee income, interest expense and credit losses on receivables held for securitization and receivables sold with servicing retained are included in investment and other income in the statement of earnings. On a pro forma Managed Basis, these items are reclassified from investment and other income and presented as if the receivables had neither been held for securitization nor sold. Management believes the discussion of pro forma Managed Basis information is useful in evaluating the Company's operating performance.

     The following tables contain selected Owned Basis and pro forma Managed Basis financial information (in millions):

                                  Three Months Ended                 Three Months Ended
                                   March 31, 1999                      March 31, 1998
                            Owned     Pro Forma   Managed      Owned    Pro Forma    Managed
                            Basis    Adjustments   Basis      Basis    Adjustments    Basis
                            -----    -----------  -------     ------   -----------   -------
 Finance charges           $2,283.9   $  463.8   $2,747.7    $2,045.0    $   78.0   $2,123.0
 Insurance premiums           256.3        -        256.3       112.4          -       112.4
 Investment and other
   income                     404.8     (223.3)     181.5        73.7       (20.8)      52.9
                           --------   --------   --------    --------    --------   --------
     Total revenue          2,945.0      240.5    3,185.5     2,231.1        57.2    2,288.3

 Interest expense             960.0       71.6    1,031.6       757.3        49.3      806.6
 Operating expenses           979.6        -        979.6       620.0         -        620.0
 Provision for losses         362.8      168.9      531.7       365.0         7.9      372.9
 Insurance benefits
   paid or provided           103.7        -        103.7        42.8         -         42.8
                           --------   --------   -------     --------    --------   --------
     Total expenses         2,406.1      240.5    2,646.6     1,785.1        57.2    1,842.3

 Earnings before
   provision for income
   taxes                      538.9        -        538.9       446.0         -        446.0
 Provision for income
   taxes                      202.1        -        202.1       165.0         -        165.0
                           --------   --------   --------    --------    --------   --------
 Net earnings              $  336.8   $    -     $  336.8    $  281.0    $    -     $  281.0
                           ========   ========   ========    ========    ========   ========

                                    March 31, 1999                  December 31, 1998
                             Owned    Pro Forma   Managed      Owned    Pro Forma    Managed
                             Basis   Adjustments   Basis       Basis   Adjustments    Basis
                             -----   -----------  -------      -----   -----------   -------
 Net Finance Receivables
   End of period          $68,199.8   $8,412.7  $76,612.5   $60,939.0   $10,425.3  $71,364.3
   Average                 67,475.6    8,637.6   76,113.2    57,253.1     7,252.7   64,505.8


 Net Earnings

      Net earnings, on both an Owned Basis and a Managed Basis, for the three-month period ended March 31, 1999 was $336.8 million, a 20% increase over the same period in the previous year. The increase in earnings was principally due to the growth in average managed finance receivables. The other primary factors affecting earnings and the Company's operating results are discussed below.

 Finance Charges

     Finance charge revenue on a Managed Basis increased for the first quarter of 1999 to $2.7 billion compared to $2.1 billion the same quarter in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables (the "Finance Charge Ratio") was 14.44% for the first quarter of 1999 compared to 14.25% for the same period in 1998. The increase in the Finance Charge Ratio was principally due to a shift toward a higher percentage of unsecured receivables as a percentage of total receivables. Unsecured receivables generally have higher finance charge rates than secured receivables.

 Interest Expense

      Managed Basis interest expense increased to $1.0 billion for the three-month period ended March 31, 1999 compared to $806.6 million for the same period in 1998. Higher average outstanding debt levels, caused by the growth in finance receivables and a slight increase in financial leverage, were the primary cause of this increase. A modest shift toward a higher percentage of fixed rate debt as a percentage of total debt also contributed to the increase as fixed rate debt rates were higher than floating rates in each period. Declining market debt rates during the current period partially offset these increases.

 Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $1.7 billion for the first quarter of 1999 compared to $1.3 billion for the prior-year quarter. The Company's net interest margin expressed as a ratio to average managed finance receivables increased to 9.02% from 8.83% for the same period in the prior year.

 Investment and Other Income

     Investment and other income, on a Managed Basis, increased to $181.5 million for the first quarter of 1999 compared to $52.9 million for the prior year quarter. The Northland Company and Avco affiliated insurance related investment portfolio income together with the earnings of net assets held for sale and businesses sold during the first quarter of 1999 contributed to this increase. The Northland Company was acquired during the fourth quarter of 1998. As described in NOTES 3 and 9 to the consolidated financial statements, the operating results of certain operations held for sale were recorded in investment and other income. In addition, the net proceeds resulting from the March 1999 sale of the Company's recreational vehicle business also contributed to the increase.

 Operating Expenses

     First quarter Managed Basis operating expenses were higher in 1999 than in 1998 reflecting the growth in the size of the Company and business mix.  Managed Basis operating expenses as a percentage of average managed finance receivables ("Operating Expense Ratio") increased to 5.15% in the
 first quarter of 1999, compared to 4.16% in the prior year quarter.   The
 Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total Managed Basis revenue net of Managed
 Basis interest expense and insurance benefits paid or provided was  47.8%
 for the first three months of 1999 compared to 43.1% in the same period in the prior year.  The Avco goodwill amortization and Avco integration expenses are a significant cause of the increase in these ratios.
 Furthermore, the acquisitions of The Northland Company and SPS Transaction
 Services, Inc. during the fourth quarter of 1998 also contributed to the increase in these ratios due to the fee oriented structure of these businesses.

 Provision for Losses

     The Company's Managed Basis provision for losses increased to $531.7 million during the first quarter of 1999 from $372.9 million for the first quarter of 1998. Total Managed Basis net credit losses as a percentage of average managed finance receivables (the "Loss Ratio") were 2.72% for the first quarter of 1999 compared to 2.31% for the same period in 1998. The increase in the Loss Ratio was primarily due to a shift in product mix toward more unsecured portfolios as a result of the SPS Transaction
 Services and Avco acquisitions. Unsecured portfolios generally have higher losses than secured portfolios.

 Financial Condition

     Managed finance receivables grew $5.2 billion (29.4% annualized) during the first quarter of 1999 compared to growth of $2.6 billion (18.1%
 annualized) in the first quarter of 1998 primarily due to the January 1999
 Avco acquisition. The sale, during the first quarter of 1999, of the Company's recreational vehicle finance subsidiary and 128 consumer branches, as described in NOTE 3 to the consolidated financial statements, partially offset receivable growth during the quarter.

     Composite 60+days contractual delinquency was 2.70% of gross managed finance receivables at March 31, 1999, compared to 2.57% at December 31, 1998. Accordingly, the allowance for losses to net finance receivables increased to 3.32% at March 31, 1999 from 3.25% at December 31, 1998.
 Company management believes the allowance for losses at March 31, 1999 is sufficient to provide adequate coverage against losses in its portfolios.


 Liquidity and Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt and cash provided from the Company's operations, and, to a lesser extent, asset securitizations. Management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

     A principal strength of the Company is its ability to access the global debt and equity markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings and, to a lesser extent, asset securitizations. The Company's foreign subsidiaries are principally financed through private and public debt borrowings in the transactional currency and fully hedged intercompany borrowings.

     At March 31, 1999, the Company had short- and long-term debt outstanding of $28.7 billion and $40.4 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's principal domestic operating subsidiary, Associates
 Corporation of North America, in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the three months ended March 31, 1999 and 1998, the Company raised term debt aggregating $2.0 billion and $1.6 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 1999, these credit facilities totaled $22.1 billion and were allocated to provide at least 75% backup coverage of the Company's commercial paper borrowings and utilized uncommitted lines of credit.

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

 Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

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

     Internal and external resources are being used to make the required IT modifications and test Year 2000 Compliance. While the modification process of all critical applications is substantially complete these applications will undergo additional testing during 1999. In addition, the Company is utilizing both internal and external resources to provide independent system verification and validation of Year 2000 Compliance.
 The Company acquires businesses from time to time. During its review of a potential acquisition, the Company performs a Year 2000 readiness review to determine that the potential acquisition's systems either are or will be Year 2000 compliant in a timely manner.

     The Company's Non-IT efforts include evaluating Year 2000 Compliance of third party suppliers, embedded systems and the Company's larger commercial borrowers. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and is testing and monitoring the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company required these suppliers and borrowers to certify that they will be Year 2000 compliant. If they could not make this certification, or the Company's testing shows potential Year 2000
 Compliance problems, contingency plans are being implemented.

     Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has and is continuing to develop contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

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

     From the inception of the Year 2000 readiness project through March
 31, 1999 the Company incurred and expensed approximately $21 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the project. The Company currently expects that it will incur future incremental costs related to the project of approximately $13 million. These incremental costs do not include existing resources allocated to the project effort.

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1998.

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

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1998 the cautionary statements found on pages 29-30 of such Form 10-K.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits
            (12)  Computation of Ratio of Earnings to Fixed Charges.
            (27)  Financial Data Schedule.

        (b) Reports on Form 8-K

        During the first quarter ended March 31, 1999, First Capital filed a Current Report on Form 8-K dated January 6, 1999 (announcing the purchase of Avco Financial Services, Inc.); January 7, 1999
        (announcing the Company's plans for integrating Avco Financial
        Services, Inc., with the Company); January 19, 1999 (announcing financial results for the year ended December 31, 1998); March 10, 1999 (announcing the potential sale of the non-affiliate business of Balboa Insurance Company and Balboa Life Insurance Company and the Company's Australian and New Zealand finance and insurance operations); March 15, 1999 (announcing that the Company has reached an agreement to sell 128 of its United States consumer finance branches to Commercial Credit, Inc.); and March 16, 1999
        (announcing that the Company publicly released a 1998 annual report supplement containing financial information and key data as of and for the years ended December 31, 1994 through December 31,
        1998).




                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          May 13, 1999

                          ASSOCIATES FIRST CAPITAL CORPORATION
                                      (registrant)



                          By /s/   John F. Stillo
                             ---------------------
                            Executive Vice President, Comptroller and
                             Principal Accounting Officer

