Form 10-Q
period 1999-06-30
ASSOCIATES FIRST CAPITAL CORP
filed 1999-08-13
CIK 7974

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1999

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

 As of June 30, 1999, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized, 728,596,571 shares of Class A Common Stock issued, of which 728,321,811 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.


               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)
                         (Unaudited)

                               Six Months Ended      Three Months Ended
                                   June 30                June 30
                               1999        1998      1999          1998
                               ----        ----      ----          ----
 REVENUE
   Finance charges           $4,546.0   $3,926.8     $2,262.1   $1,881.8
   Insurance premiums           516.8      216.5        260.5      104.1
   Investment and other
    income                      871.6      382.9        466.8      309.2
                             --------   --------     --------   --------
                              5,934.4    4,526.2      2,989.4    2,295.1

 EXPENSES
   Interest expense           1,925.3    1,542.8        965.3      785.5
   Operating expenses         1,951.1    1,291.4        971.5      671.4
   Provision for losses on
    finance receivables         727.2      707.8        364.4      342.8
   Insurance benefits paid
    or provided                 218.9       73.3        115.2       30.5
                             --------   --------     --------   --------
                              4,822.5    3,615.3      2,416.4    1,830.2
                             --------   --------     --------   --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            1,111.9      910.9        573.0      464.9
 PROVISION FOR INCOME TAXES     417.0      337.0        214.9      172.0
                             --------   --------     --------   --------
 NET EARNINGS                $  694.9   $  573.9     $  358.1   $  292.9
                             ========   ========     ========   ========
 NET EARNINGS PER SHARE
   Basic                     $   0.95   $   0.83     $   0.49   $   0.42
                             ========   ========     ========   ========
   Diluted                   $   0.95   $   0.82     $   0.49   $   0.42
                             ========   ========     ========   ========




         See notes to consolidated financial statements.


               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Millions)

                                                   June 30    December 31
                                                    1999         1998
                                                 (Unaudited)
                                                 -----------  ------------
                              ASSETS
 CASH AND CASH EQUIVALENTS                        $ 3,485.4    $ 4,665.6
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          7,438.8      6,678.7
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves             64,975.9     57,496.4
 OTHER ASSETS                                       9,994.0      6,334.7
                                                  ---------    ---------
     Total assets                                 $85,894.1    $75,175.4
                                                  =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $28,879.1    $24,144.3
   Bank Loans                                         431.2      1,565.5
 ACCOUNTS PAYABLE AND ACCRUALS                      4,313.1      3,342.4
 LONG-TERM DEBT
   Senior Notes                                    42,735.6     37,171.4
   Subordinated and Capital Notes                     425.3        425.3
                                                  ---------    ---------
                                                   43,160.9     37,596.7

 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 734,500 shares
    authorized, no shares issued or
    outstanding                                         -            -
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized, 728,596,571
    and 728,228,488 shares issued
    in 1999 and 1998, respectively                      7.3          7.3
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding                               -            -

   Paid-in Capital                                  5,279.6      5,273.7
   Retained Earnings                                3,793.4      3,178.9
   Accumulated Other Comprehensive Income              54.5        106.8
   Less 274,760 and 980,314 shares of
    Class A Common Stock at cost held in
    treasury in 1999 and 1998, respectively           (25.0)       (40.2)
                                                  ---------    ---------
      Total stockholders' equity                    9,109.8      8,526.5
                                                  ---------   ----------

      Total liabilities and stockholders' equity  $85,894.1    $75,175.4
                                                  =========    =========

         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                   1999          1998
                                                   ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $    694.9    $    573.9
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables     727.2         707.8
     Depreciation and amortization                   247.8         177.7
   Other operating activities                       (344.2)       (343.0)
                                                ----------    ----------
       Net cash provided from operating
        activities                                 1,325.7       1,116.4
                                                ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased   (33,305.2)    (26,356.1)
   Finance receivables liquidated                 29,692.6      21,274.0
   Sale of finance businesses and branches         1,490.1           -
   Acquisitions of other finance businesses, net  (4,170.5)       (925.1)
   Proceeds from securitization of finance
    receivables                                      664.6       2,234.9
   Other investing activities                       (670.8)     (1,044.7)
                                                ----------    ----------
       Net cash used for investing
        activities                                (6,299.2)     (4,817.0)
                                                ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      8,294.2       4,177.6
   Retirement of long-term debt                   (5,295.1)     (2,585.6)
   (Decrease) increase in notes payable              856.3       2,071.6
   Other financing activities                        (51.5)        (84.8)
                                                ----------    ----------
       Net cash provided from financing
        activities                                 3,803.9       3,578.8


 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                (10.6)         53.4
                                                ----------    ----------
 DECREASE IN CASH AND CASH EQUIVALENTS            (1,180.2)        (68.4)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        4,665.6         433.2
                                                ----------    ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  3,485.4    $    364.8
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

      In the opinion of the management, all adjustments necessary to present fairly the results of operations and financial position have been made. The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year.

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


 NOTE 3 - ACQUISITIONS AND DISPOSITIONS

   ACQUISITIONS

      On January 6, 1999, the Company purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco") for $3.9 billion. Prior to the acquisition, Avco, formerly a subsidiary of Textron Inc., was a global, diversified financial services company with approximately $9 billion in assets. Its product offerings included home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. Avco had operations in the U.S., Canada, Puerto Rico, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden. This acquisition was accounted for as a purchase.

      The unaudited pro forma combined revenues, net earnings and net earnings per basic and diluted share of the Company including the operations of Avco and significant 1998 acquisitions were approximately $5.8 billion, $588 million, $0.81 and $0.80 for the six-month period ended June 30, 1998, and $2.9 billion, $305 million, $0.42 and $0.42 for the three-month period ended June 30, 1998, respectively. The 1998 acquisitions are described in the Company's Form 10-K for the year ended December 31, 1998. These unaudited pro forma results assume that the acquisitions occurred at the beginning of the period and include certain adjustments, including additional common shares outstanding and interest and amortization expenses associated with these purchases. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each period. Pro forma information is not presented for the six or three-month periods ended June 30, 1999 because there is no significant difference between pro forma and reported revenue, earnings and earnings per share information for each respective period.

      In June 1999, the Company acquired the Newcourt Credit Group automotive fleet management business. The transaction includes Newcourt Fleet Services, which operates in Canada, and Newcourt Automotive Services Limited, which operates in the United Kingdom. The fair market value of the total assets acquired was approximately $460 million. This acquisition was accounted for as a purchase.

      In February 1999, the Company acquired the Shell Oil Proprietary Credit Card program. The fair market value of the private label credit card receivables acquired was approximately $260 million.

      DISPOSITIONS

      In June 1999, the Company sold its Avco consumer and commercial finance operations in Australia and New Zealand to General Electric Capital Corporation, a subsidiary of General Electric Company, for approximately $493 million.

      In June 1999, the Company sold 41 of its Canadian consumer branches to Commercial Credit Corporation CCC Limited, a subsidiary of Citigroup, Inc., for approximately $155 million.

      In March 1999, the Company sold Fleetwood Credit Corporation, its recreational vehicle financing subsidiary, to NationsBank, N.A., a unit of BankAmerica Corporation for approximately $227 million.

      In March 1999, the Company sold 128 domestic consumer finance branches to Commercial Credit Corporation, a subsidiary of Citigroup, Inc., for approximately $640 million. All of these branches were acquired from Avco in January 1999.

      On June 14, 1999, the Company announced it had reached an agreement to sell certain assets and liabilities of Balboa Life and Casualty Insurance Group to Countrywide Insurance Group, a subsidiary of Countrywide Credit Industries, Inc. The assets and liabilities to be sold are included in other assets as net assets held for sale. This transaction is expected to close prior to the end of 1999.

      The operating results of these dispositions from January 1, 1999 through the date of the related sale were included in investment and other income.


 NOTE 4 - EARNINGS PER SHARE

      Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                    Six Months Ended     Three Months Ended
                                         June 30              June 30
                                     1999       1998      1999        1998
                                     ----       ----      ----        ----
   Basic net earnings per share:
     Net earnings                   $694.9     $573.9    $358.1      $292.9
     Weighted average shares
      outstanding                    728.0      692.9     728.4       692.7
                                    $ 0.95     $ 0.83    $ 0.49      $ 0.42
                                    ======     ======    ======      ======

   Diluted net earnings per share:
     Net earnings                   $694.9     $573.9    $358.1      $292.9
     Weighted average shares
      outstanding plus assumed
      conversions                    732.5      697.4     732.7       697.2
                                    $ 0.95     $ 0.82    $ 0.49      $ 0.42
                                    ======     ======    ======      ======
   Calculation of weighted average
    shares outstanding plus
    assumed conversions:
     Weighted average shares
      outstanding                    728.0      692.9     728.4       692.7
     Effect of dilutive securities     4.5        4.5       4.3         4.5
                                    ------     ------    ------      ------
                                     732.5      697.4     732.7       697.2
                                    ======     ======    ======      ======

 NOTE 5 - COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                                  June 30    December 31
                                                   1999         1998
                                                  -------    -----------
   Foreign currency translation adjustments       $102.2       $117.1
   Net unrealized loss on available-for-sale
    securities, net of tax                         (47.7)       (10.3)
                                                  ------       ------
     Accumulated other comprehensive income       $ 54.5       $106.8
                                                  ======       ======

      Comprehensive income for the six and three-month periods ended
 June 30, 1999 and 1998 consisted of the following components, net of tax (in millions):

                                   Six Months Ended     Three Months Ended
                                        June 30              June 30
                                    1999      1998       1999        1998
                                    ----      ----       ----        ----
   Net earnings                    $694.9    $573.9     $358.1      $292.9
   Foreign currency translation
    adjustments                     (14.9)    (63.6)     (22.3)      (63.7)
   Net unrealized (loss) gain on
    available-for-sale securities   (37.4)      1.1      (42.3)        4.0
                                   ------    ------     ------      ------
     Comprehensive income          $642.6    $511.4     $293.5      $233.2
                                   ======    ======     ======      ======

 NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

      Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at June 30, 1999 and December 31, 1998 was $7.4 billion and $6.7 billion, respectively. The amortized cost at June 30, 1999 and December 31, 1998 was $7.5 billion and $6.7 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

      Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at June 30, 1999 and December 31, 1998 was $24.0 million and $20.8 million, respectively. Historical cost at June 30, 1999 and December 31, 1998 was $16.6 million and $15.5 million, respectively.


 NOTE 7 - FINANCE RECEIVABLES

      At June 30, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                                  June 30     December 31
                                                   1999          1998
                                               -------     -----------
   Home equity lending                           $24,972.0     $22,458.2
   Personal lending and retail sales
    finance                                       14,843.5      11,459.2
   Truck and truck trailer                        12,252.6      10,783.6
   Equipment                                       6,723.1       6,114.0
   Manufactured housing                            4,201.0       3,648.2
   Auto fleet leasing                              2,012.0       1,589.7
   Credit card (a)                                 1,803.4       3,138.1
   Recreational vehicles                               -           479.7
   Warehouse lending and other                     1,319.4       1,268.3
                                                 ---------     ---------
     Finance receivables, net of unearned
      finance income ("net finance
      receivables") (b)                           68,127.0      60,939.0
   Allowance for losses on finance receivables    (2,139.4)     (1,978.7)
   Insurance policy and claims reserves (c)       (1,011.7)     (1,463.9)
                                                 ---------    ----------
       Finance receivables, net of unearned
        finance income, allowance for losses
        and insurance policy and claims
        reserves                                 $64,975.9     $57,496.4
                                                 =========     =========
 __________
      (a)  In the second quarter of 1999, approximately $925 million of the
Company's private label credit card receivables were securitized and sold to a master trust.  No significant gain or loss was recorded on this transaction.

      (b) Unearned finance income was approximately $4.7 billion and $4.0 billion at June 30,1999 and December 31, 1998, respectively.

     (C) At December 31, 1998 insurance policy and claims reserves included approximately $678 million of non-affiliate insurance reserves. The June 30, 1999 balance only includes affiliate insurance reserves; non-affiliate insurance reserves of approximately $689 million are included in accounts payable and accruals.


 NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                      Six Months Ended       Year Ended
                                          June 30            December 31
                                     1999          1998          1998
                                     ----          ----          ----
   Balance at beginning of period  $1,978.7      $1,949.9     $ 1,949.9
     Provision for losses             727.2         707.8       1,283.5
     Recoveries on receivables
      charged off                     157.5         102.2         237.7
     Losses sustained                (856.9)       (743.8)     (1,424.6)
     Reserves of receivables sold
      and held for securitization    (185.2)       (334.7)       (334.7)
     Reserves of acquired
      businesses                      298.7         172.3         271.1
     Other                             19.4          (5.0)         (4.2)
                                   --------      --------     ---------
   Balance at end of period        $2,139.4      $1,848.7     $ 1,978.7
                                   ========      ========     =========


     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

 NOTE 9 - OTHER ASSETS

     The components of other assets at June 30, 1999 and December 31, 1998 were as follows (in millions):

                                              June 30       December 31
                                                1999           1998
                                                ----           ----
   Goodwill                                   $3,741.6       $1,890.4
   Notes and other receivables                 1,883.0        1,172.9
   Customer lists and operating agreements     1,555.0          929.8
   Net assets held for sale                      401.2            -
   Property and equipment                        631.9          608.7
   Collateral held for resale                    385.8          297.4
   Relocation client advances                    155.1          171.8
   Finance receivables held for
    securitization, net                          714.0          812.2
   Other                                         526.4          451.5
                                              --------       --------
     Total other assets                       $9,994.0       $6,334.7
                                              ========       ========


 NOTE 10 - DEBT RESTRICTION

     A restriction contained in the revolving credit agreement dated June 30, 1998 requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At June 30, 1999, the Company's tangible net worth was approximately $5.3 billion.


 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

     Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments and to a lesser degree, anticipated foreign currency transactions. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at June 30, 1999 and December 31, 1998 was $2.6 billion and $2.5 billion, respectively. The fair value of such agreements at June 30, 1999 and December 31, 1998 would have been a liability of $79.0 million and $134.4 million, respectively.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at June 30, 1999 and December 31, 1998 was $5.5 billion and $4.4 billion, respectively. The fair value of such agreements at June 30, 1999 and December 31, 1998 would have been a liability of $97.0 million and $118.5 million, respectively.

     Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt. The aggregate notional amount of interest rate swap agreements at June 30, 1999 was $4.7 billion. The fair value of such agreements would have been a liability of $8.1 million. These agreements mature on varying dates over the next 4 years. In addition, treasury lock agreements were used by the Company at December 31, 1998 to hedge the effect of interest rate movements on anticipated debt issuances. The aggregate notional amount of interest rate swap and treasury lock agreements at December 31, 1998 was $4.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of $81.3 million.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at June 30, 1999 and December 31, 1998 was $672.0 million and $720.6 million, respectively. The fair value of these contracts would have been an asset of $7.6 million and a liability of $5.2 million at June 30, 1999 and December 31, 1998, respectively. Such contracts mature on varying dates through 1999.

 NOTE 12 - SEGMENT REPORTING

     Managed basis revenue, earnings and receivables information for each of the Company's reportable segments is presented below (in millions):

                              Domestic
                              Consumer    Commercial    International
                              Finance      Finance         Finance       Total
                              --------    ----------    -------------    -----
 Managed basis revenue
 ---------------------
  Six months ended:
   June 30, 1999            $ 3,476.6     $ 1,546.8      $1,409.4     $
6,432.8
   June 30, 1998              2,811.8       1,212.2         696.5
4,720.5

  Three months ended:
   June 30, 1999            $ 1,751.3     $   785.6      $  710.4     $
3,247.3
   June 30, 1998              1,415.1         622.6         394.5
2,432.2

 Segment earnings
 ----------------
  Six months ended:
   June 30, 1999            $   536.4     $   247.6      $  327.9
1,111.9
   June 30, 1998                475.0         229.2         206.7
910.9

  Three months ended:
   June 30, 1999            $   277.1     $   126.1      $  169.8     $
573.0
   June 30, 1998                241.1         120.5         103.3
464.9

 Managed receivables
 -------------------
   June 30, 1999            $40,371.2     $26,103.1     $12,055.7
$78,530.0
   December 31, 1998         37,179.4      25,722.7       8,462.2
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

     The following tables contain selected Owned Basis and pro forma Managed Basis financial information for the six and three-month periods ended or at June 30, 1999 and 1998 (in millions):

                            Six Months Ended June 30, 1999    Six Months Ended
June 30, 1998
                            Owned     Pro Forma    Managed    Owned     Pro
Forma    Managed
                            Basis    Adjustments    Basis     Basis
Adjustments    Basis
                            -----    -----------    -----     -----
-----------    -----
 Finance charges           $ 4,546.0 $ 1,004.5  $  5,550.5  $ 3,926.8   $
453.9    $4,380.7
 Insurance premiums            516.8       -         516.8      216.5
-         216.5
 Investment and other
  income                       871.6    (506.1)      365.5      382.9
(259.6)      123.3
                           ---------  --------  ----------  ---------
---------    --------
   Total revenue             5,934.4     498.4     6,432.8    4,526.2
194.3     4,720.5

 Interest expense            1,925.3     142.4     2,067.7    1,542.8
119.2     1,662.0
 Operating expenses          1,951.1       -       1,951.1    1,291.4
-       1,291.4
 Provision for losses          727.2     356.0     1,083.2      707.8
75.1       782.9
 Insurance benefits
  paid or provided             218.9       -         218.9       73.3
-          73.3
                           ---------  --------  ----------  ---------
---------    --------
   Total expenses            4,822.5     498.4     5,320.9    3,615.3
194.3     3,809.6
                           ---------  --------  ----------  ---------
---------    --------
 Earnings before
  provision for income
  taxes                      1,111.9       -       1,111.9      910.9
-         910.9
 Provision for income
  taxes                        417.0       -         417.0      337.0
-         337.0
                           ---------  ---------  ---------  ----------
----------   --------
 Net earnings              $   694.9  $    -     $   694.9  $   573.9   $
-     $   573.9
                           ========= ========== ========== ==========
========== ==========

                                   Three Months Ended               Three
Months Ended
                                     June 30, 1999                     June
30, 1998
                             Owned    Pro Forma   Managed     Owned     Pro
Forma    Managed
                             Basis   Adjustments   Basis      Basis
Adjustments    Basis
                             -----   -----------   ------     -----
-----------   -------
 Finance charges           $ 2,262.1  $  540.7   $ 2,802.8  $ 1,881.8   $
375.9   $ 2,257.7
 Insurance premiums            260.5       -         260.5      104.1
-         104.1
 Investment and other
  income                       466.8    (282.8)      184.0      309.2
(238.8)       70.4
                           ---------  --------   ---------  ---------
---------   ---------
   Total revenue             2,989.4     257.9     3,247.3    2,295.1
137.1     2,432.2

 Interest expense              965.3      70.8     1,036.1      785.5
69.9       855.4
 Operating expenses            971.5       -         971.5      671.4
        671.4
 Provision for losses          364.4     187.1       551.5      342.8
67.2       410.0
 Insurance benefits
  paid or provided             115.2       -         115.2       30.5
-          30.5
                           ---------  --------   ---------  ---------
---------   ---------
   Total expenses            2,416.4     257.9     2,674.3    1,830.2
137.1     1,967.3
                           ---------  --------   ---------  ---------
---------   ---------
 Earnings before
  provision for income
  taxes                        573.0       -         573.0      464.9
-         464.9
 Provision for income
  taxes                        214.9       -         214.9      172.0
-         172.0
                           ---------  ---------  ---------  ---------
----------  ---------
 Net earnings              $   358.1  $    -     $   358.1  $   292.9   $
-     $   292.9
                           ========= ========== ========== ==========
========== ==========

                                     June 30, 1999                  December
31, 1998
                             Owned    Pro Forma   Managed     Owned     Pro
Forma    Managed
                             Basis   Adjustments   Basis      Basis
Adjustments    Basis
                             -----   -----------   ------     -----
-----------   ------
 Net Finance Receivables
   End of period           $68,127.0  $10,403.0  $78,530.0  $60,939.0
$10,425.3  $71,364.3
   Average                  67,235.5    9,516.2   76,751.7   57,253.1
7,252.7   64,505.8

 Net Earnings

     Net earnings, on both an Owned Basis and a Managed Basis, for the six-month period ended June 30, 1999 were $694.9 million, a 21% increase over the same period in the previous year. Net earnings for the three months ended June 30, 1998 were $358.1 million, an increase of 22% over the same period in the previous year. The primary factors affecting earnings and the Company's operating results are discussed below.


 Finance Charges

     Finance charge revenue on a Managed Basis increased for the six and three-month periods ended June 30, 1999, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables increased to 14.46% and 14.49% for the six and three-month periods ended June 30, 1999, respectively, from 14.29% and 14.36% for the comparable periods in 1998. The increase was primarily due to a shift in product mix toward a higher percentage of unsecured managed finance receivables to total managed finance receivables during both comparative periods. Unsecured portfolios generally have higher finance charge rates than secured portfolios. In addition, higher finance rates during both comparable periods also contributed to the increase.


 Interest Expense

     Managed Basis interest expense increased to $2.1 billion and $1.0 billion for the six and three-month periods ended June 30, 1999, respectively, from $1.7 billion and $0.9 billion for the respective six and three-month periods ended June 30, 1998. This increase was primarily due to an increase in average debt outstanding for each of the comparative periods. The increase in average debt outstanding principally resulted from the growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase in interest expense due to growth was partially offset by the benefit of a reduction in the Company's total average borrowing rate in both comparable periods.


 Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $3.5 billion and $1.8 billion for the six and three-month periods ended June 30, 1999, respectively, compared to $2.7 billion and $1.4 billion for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio to average managed finance receivables also improved to 9.07% and 9.14% for the six and three-month periods ended June 30, 1999, respectively, compared to 8.87% and 8.92% for the comparable periods in the prior year.


 Investment and Other Income

     Investment and other income, on a Managed Basis, increased to $365.5 million and $184.0 million for the six and three-month periods ended June 30, 1999, respectively, compared to $123.3 million and $70.4 million for the comparable periods in 1998. The Northland Company and Avco affiliated insurance related investment portfolio income together with the earnings of net assets held for sale and businesses sold during the first two quarters of 1999 contributed to this increase. The Northland Company was acquired during the fourth quarter of 1998. As described in NOTE 3 to the consolidated financial statements, the operating results of operations held for sale were recorded in investment and other income. In addition, the March 1999 sale of the Company's recreational vehicle business also contributed to the increase during the six-month period.


 Operating Expenses

      Six and three-month Managed Basis operating expenses for the periods ended June 30, 1999 were higher on a dollar basis than in the corresponding periods in 1998, reflecting growth in the size of the Company and business mix.

      Managed Basis operating expense efficiency, measured as the ratio of total operating expenses to Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided ("Efficiency Ratio"), increased to 47.1% and 46.4% for the six and three-month periods ended June 30, 1999, respectively, compared to 43.3% and 43.4% for the same periods in the prior year. The Avco goodwill amortization and Avco integration expenses were significant causes of the increase in the Efficiency Ratio. Furthermore, a slight shift in business mix toward more fee based businesses caused by the acquisition of The Northland Company and SPS Transaction Services, Inc. ("SPS") during the fourth quarter of 1998 also contributed to the increase.


 Provision for Losses

     The Company's Managed Basis provision for losses increased to $1.1 billion for the first six months of 1999 from $782.9 million for the same period in 1998. The provision for losses for the three-month period ended June 30, 1999 increased to $551.5 million from $410.0 million in the prior year period. In both periods, the provision increased principally as a result of increased Managed Basis net credit losses.

     Total Managed Basis net credit losses as a percentage of average managed finance receivables (the "Loss Ratio") were 2.75% and 2.78% for the six and three-month periods ended June 30, 1999, respectively, compared to 2.34% and 2.37% for the same periods in 1998. The increase in the Loss Ratio in both periods was principally due to a shift toward a higher percentage of unsecured managed finance receivables primarily as a result of the SPS and Avco acquisitions. Unsecured finance receivables generally have higher loss ratios than secured finance receivables. In addition, higher loss levels in the Company's secured portfolios during both comparable periods also contributed to the increase in the Loss Ratio.


 Financial Condition

 Receivable Growth

     Managed finance receivables grew $7.2 billion and $1.9 billion during the six and three-month periods ended June 30, 1999, respectively, compared to $5.9 billion and $3.3 billion for the same periods in 1998. The acquisitions and dispositions described in NOTE 3 to the consolidated financial statements and internal growth were the primary factors driving receivable growth during both periods.

 Contractual Delinquency

     Composite 60+days contractual delinquency was 2.68% of managed finance receivables at June 30, 1999, an increase from 2.57% at December 31, 1998 and 2.29% at June 30, 1998. The aforementioned shift in product mix toward a higher percentage of unsecured managed finance receivables is the primary cause of the increase. Unsecured finance receivables generally have higher delinquency rates.

 Allowance for losses on finance receivables

      The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is managed on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables. The Company's allowance for loss methodology has been consistently applied for all periods presented, although this paragraph contains clarification from the related disclosure in the Company's 1998 Form 10-K.

      The loss coverage ratio (calculated as a ratio of the allowance for losses to related trailing net credit losses on receivables owned at the end of the period) decreased to 1.63% at June 30, 1999 compared to 1.74% at December 31, 1998. Accordingly, the allowance for losses to net finance receivables declined to 3.14% at June 30, 1999 from 3.25% at December 31, 1998. This decrease is primarily a result of the shift in the Owned Basis product mix towards more secured portfolios. Secured portfolios generally have lower losses than unsecured portfolios. The shift in the Owned Basis product mix was primarily caused by the securitization of approximately $925 million private label credit card receivables in the second quarter of 1999. Company management believes the allowance for losses at June 30, 1999 is sufficient to provide adequate coverage against existing losses in its Owned Basis finance receivable portfolios.


 Liquidity and Capital Resources

      Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

      The Company's principal sources of cash are proceeds from the issuance of short and long-term debt and cash provided from the Company's operations and asset securitizations. Management believes the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

      A principal strength of the Company is its ability to access the global debt and equity markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manage its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings and asset securitizations. The Company's foreign subsidiaries are principally funded through private and public debt borrowings in the transactional currency and fully hedged intercompany borrowings.

       At June 30, 1999, the Company had short and long-term debt outstanding of $29.3 billion and $43.2 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's principal domestic operating subsidiary, Associates Corporation of North America, in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the six months ended June 30, 1999 and 1998, the Company raised term debt aggregating $8.3 billion and $4.2 billion, respectively, through public and private offerings.

       Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing maturing short-term obligations as needed. At June 30, 1999, these credit facilities were allocated to provide 75% coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit.

       The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the increased use of asset securitization. Prior to 1998, the Company's securitization transactions were limited to the manufactured housing and recreational vehicle receivable portfolios. In 1998 and 1999, the Company expanded its securitization activity to include the home equity and credit card asset-backed classes.


 Year 2000 Compliance

       The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, if such systems are not repaired they may be unable to accurately process certain date-based information.

       The Company has a company-wide initiative to address the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, the Company has identified and addressed all significant third party and internal applications that require modification to ensure Year 2000 Compliance.

       The Company divides its Year 2000 Compliance initiative into two components, information technology ("IT") and non-information technology ("Non-IT"). The IT initiative includes third party and Company mainframe and desktop systems and applications. The Non-IT initiative includes third party suppliers, embedded systems and the Company's larger commercial borrowers.

      The project organization, awareness, inventory and analysis, renovation, testing, implementation and contingency planning phases of the Year 2000 effort have been successfully completed. Results from the testing phase were reviewed to confirm Year 2000 Compliance. In cases where testing identified potential non-compliance, modifications were made to the system as necessary and retested until successful. To provide added assurance that no new Year 2000 problems have been introduced into previously repaired systems, the Company will further develop and test Year 2000 contingency plans, perform additional testing and facilitate independent verification and validation testing through the rest of 1999. The Company is also developing a plan to monitor systems and critical providers, suppliers and others with which the Company has significant relationships to ensure that any unforeseen problems are quickly identified and resolved.

      The Company's Non-IT efforts include evaluating Year 2000 Compliance of third party suppliers, embedded systems and the Company's larger commercial borrowers. The Company has communicated with third party suppliers that provide critical products or services, providers of significant embedded systems and large commercial borrowers to determine their Year 2000 Compliance readiness and has tested where feasible the extent to which the Company may be vulnerable to any significant Year 2000 issues. In addition, the Company required these suppliers and borrowers to certify that they will be Year 2000 compliant. Contingency plans are in place and in some cases have been activated to mitigate risk of suppliers' inability to provide adequate certification.

      Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has developed and is continuing to refine and test contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

      There can be no guarantee that the systems of other companies on which the Company's systems rely have been converted accurately, or that a failure to accurately convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse effect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the potential inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company.

      From the inception of the Company's Year 2000 readiness project through June 30, 1999 the Company incurred and expensed approximately $25 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. During the first and second quarters of 1999, approximately $5 million and $4 million, respectively, of incremental Year 2000 project costs were incurred. The Company expects that it will incur additional future incremental costs related to the project of approximately $8 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March of 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

      These costs and the date on which the Company plans to complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Company held its annual meeting of shareholders on May 10, 1999.

      (b) The Company's shareholders elected J. Carter Bacot, Eric S. Dobkin, Roy A. Guthrie, Keith W. Hughes, William M. Isaac, H. James Toffey, Jr. and Kenneth Whipple to the Board of Directors. No other director's terms continued after this meeting.

      (c) The Company's shareholders voted for the election of the directors listed in paragraph (b), as follows:

               Directors                        Number of Votes
               ---------                        ---------------
               Keith W. Hughes                  513,394,165
               J. Carter Bacot                  513,627,441
               Eric S. Dobkin                   513,412,262
               Roy A. Guthrie                   513,418,516
               William M. Isaac                 513,713,333
               H. James Toffey, Jr.             513,602,415
               Kenneth Whipple                  513,363,463

            The Company's shareholders also voted on the approval of the selection by the Audit Committee of PricewaterhouseCoopers L.L.P.
      as the Company's independent public accountants for 1999*, as follows:

                   Votes For         Votes Against          Abstain
                   ---------         -------------          -------
                  609,295,171           831,621            2,052,527

   * On May 28, 1999, the Company announced on Form 8-K a change in its certifying independent public accountants.

           The Company's shareholders also voted on a shareholder proposal for the discontinuance of all incentive compensation for top management, as follows:

                   Votes For         Votes Against          Abstain
                   ---------         -------------          -------
                   26,386,840         488,647,870          38,263,272

           The Company's shareholders did not vote on any other matters at the Company's annual meeting of shareholders.


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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
             (12) Computation of Ratio of Earnings to Fixed
                  Charges.
             (27) Financial Data Schedule.

          (b)  Reports on Form 8-K

            During the second quarter ended June 30, 1999, First Capital filed Current Reports on Form 8-K dated April 13, 1999 (announcing earnings for the first quarter of 1999); April 27, 1999 (announcing it had reached an agreement to sell 41 Canadian consumer finance branches); May 21, 1999 (announcing it had reached an agreement to sell Avco Financial Services' Australian and New Zealand businesses); May 28, 1999 (announcing a change in certifying accountants); and June 14, 1999 (announcing that it had reached an agreement to sell Balboa Life and Casualty Insurance Group).

                               SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               August 13, 1999

                               ASSOCIATES FIRST CAPITAL CORPORATION
                                           (registrant)



                               By /s/ John F. Stillo
                                  ---------------------------
                                     Executive Vice President,
                                       Comptroller and Principal
                                       Accounting Officer