Form 10-Q
period 1999-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 1999-11-12
CIK 7974

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1999

                                OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to

 Commission file number   2-44197


                     ASSOCIATES FIRST CAPITAL CORPORATION
                     ------------------------------------
      (Exact name of registrant as specified in its charter)


            Delaware                                     06-0876639
 -------------------------------                    -------------------
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

As of September 30, 1999, the registrant had 1,150,000,000 and 144,118,820, respective shares of Class A and Class B Common Stock authorized, 728,699,995 shares of Class A Common Stock issued, of which 728,244,633 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.


               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
                ----------------------------------
             (In Millions, Except Per Share Amounts)
                           (Unaudited)

                              Nine Months Ended      Three Months Ended
                                 September 30           September 30
                              1999         1998      1999          1998
                              ----         ----      ----          ----
 REVENUE
   Finance charges           $6,787.6    $5,857.4   $2,241.6    $1,930.6
   Insurance premiums           785.5       326.5      268.7       110.0
   Investment and other
    income                    1,401.9       647.0      530.3       264.1
                             --------    --------   --------    --------
                              8,975.0     6,830.9    3,040.6     2,304.7

 EXPENSES
   Interest expense           2,917.8     2,350.1      992.5       807.3
   Operating expenses         2,900.0     1,996.6      948.9       705.2
   Provision for losses on
    finance receivables       1,096.5       961.3      369.3       253.5
   Insurance benefits paid
    or provided                 330.2       107.5      111.3        34.2
                             --------     -------    -------    --------
                              7,244.5     5,415.5    2,422.0     1,800.2
                             --------     -------    -------    --------
  EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            1,730.5     1,415.4      618.6       504.5
 PROVISION FOR INCOME TAXES     648.8       523.9      231.8       186.9
                             --------    --------   --------    --------
 NET EARNINGS                $1,081.7    $  891.5   $  386.8    $  317.6
                             ========    ========   ========    ========
 NET EARNINGS PER SHARE
   Basic                     $   1.49    $   1.29   $   0.53    $   0.46
                             ========    ========   ========    ========
   Diluted                   $   1.48    $   1.28   $   0.53    $   0.46
                             ========    ========   ========    ========



         See notes to consolidated financial statements.


               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
                    --------------------------
                      (Dollars In Millions)

                                                  September 30   December 31
                                                      1999          1998
                                                  ------------   -----------
                                                   (Unaudited)

                              ASSETS
 CASH AND CASH EQUIVALENTS                        $   768.0       $ 4,665.6
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          7,822.0         6,678.7
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for credit losses and
  insurance policy and claims reserves             64,700.9        57,496.4
 OTHER ASSETS                                      11,667.9         6,334.7
                                                  ---------       ---------
     Total assets                                 $84,958.8       $75,175.4
                                                  =========       =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $27,146.2       $24,144.3
   Bank Loans                                         409.8         1,565.5
 ACCOUNTS PAYABLE AND ACCRUALS                      5,052.2         3,342.4
 LONG-TERM DEBT
   Senior Notes                                    42,453.4        37,171.4
   Subordinated and Capital Notes                     425.3           425.3
                                                  ---------       ---------
                                                   42,878.7        37,596.7

 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 734,500 shares
    authorized, no shares issued or
    outstanding                                         -               -
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized, 728,699,995
    and 728,228,488 shares issued
    in 1999 and 1998, respectively                      7.3             7.3
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding                               -               -

   Paid-in Capital                                  5,281.9         5,273.7
   Retained Earnings                                4,139.8         3,178.9
   Accumulated Other Comprehensive Income              74.4           106.8
   Less 455,362 and 980,314 shares of
    Class A Common Stock at cost held in
    treasury in 1999 and 1998, respectively           (31.5)          (40.2)
                                                  ---------       ---------
      Total stockholders' equity                    9,471.9         8,526.5
                                                  ---------       ---------
      Total liabilities and stockholders' equity  $84,958.8       $75,175.4
                                                  =========       =========

         See notes to consolidated financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
               ------------------------------------
                          (In Millions)
                           (Unaudited)

                                                   Nine Months Ended
                                                      September 30
                                                   1999          1998
                                                   ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $ 1,081.7     $   891.5
   Adjustments to reconcile net earnings to
    net cash provided from operating activities:
     Provision for losses on finance receivables  1,096.5         961.3
     Depreciation and amortization                  371.5         262.1
   Other operating activities                      (374.9)       (146.9)
                                                ---------     ---------
       Net cash provided from operating
        activities                                2,174.8       1,968.0
                                                ---------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased  (49,430.9)    (39,626.8)
   Finance receivables liquidated                43,078.8      32,543.8
   Sale of finance businesses and branches        1,659.4           -
   Acquisitions of other finance businesses, net (4,170.5)       (925.1)
   Proceeds from securitization of finance
    receivables                                   2,479.4       2,234.9
   Other investing activities                    (1,126.0)     (1,357.7)
                                                ---------     ---------
       Net cash used for investing
        activities                               (7,509.8)     (7,130.9)
                                                ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                     9,635.8       7,445.8
   Retirement of long-term debt                  (7,249.6)     (4,293.0)
   (Decrease) increase in notes payable            (943.6)      2,875.8
   Other financing activities                       (94.7)       (119.3)
                                                ---------     ---------
       Net cash provided from financing
        activities                                1,347.9       5,909.3
                                                ---------     ---------

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                89.5         (85.3)
                                                ---------     ---------
 (DECREASE)INCREASE IN CASH AND CASH
  EQUIVALENTS                                    (3,897.6)        661.1

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       4,665.6         433.2
                                                ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   768.0     $ 1,094.3
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


 NOTE 3 - SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

   SIGNIFICANT ACQUISITIONS

    In June 1999, the Company acquired the Newcourt Credit Group automotive fleet management business. The transaction included Newcourt Fleet Services, which operates in Canada, and Newcourt Automotive Services Limited, which operates in the United Kingdom. The fair market value of the total assets acquired was approximately $460 million. This acquisition was accounted for as a purchase.

    In February 1999, the Company acquired the Shell Oil Proprietary Credit Card program. The fair market value of the private label credit card receivables acquired was approximately $260 million. This acquisition was accounted for as a purchase.

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

    The unaudited pro forma combined revenues, net earnings and net earnings per basic and diluted share of the Company were approximately $9.1 billion, $1.1 billion, $1.48 and $1.47 for the nine-month period ended September 30, 1999; $3.0 billion, $387 million, $0.53 and $0.53 for the three-month period ended September 30, 1999; $8.8 billion, $890 million, $1.22 and $1.22 for the nine-month period ended September 30, 1998; and $2.9 billion, $308 million, $0.42 and $0.42 for the three-month period ended September 30, 1998, respectively. The 1998 acquisitions are described in the Company's Form 10-K for the year ended December 31, 1998. These unaudited pro forma results include the historical operating results of the significant 1999 and 1998 acquisitions and assume that the acquisitions occurred at the beginning of each applicable period. Certain adjustments, including additional common shares outstanding and interest and amortization expenses associated with these purchases are reflected in the pro forma results. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in the post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each period.


    SIGNIFICANT DISPOSITIONS

    In July 1999, the Company sold the Network Transaction Services unit of its Associates Commerce Solutions, Inc. ("ACS") subsidiary (formerly SPS Payment Systems, Inc.) to Alliance Data Systems, a leading provider of electronic transaction processing services.

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

     The operating results of these dispositions from January 1, 1999 through the date of the related sale were included in investment and other income. No significant gains or losses were recorded on these transactions.

 NOTE 4 - EARNINGS PER SHARE

     Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                    Nine Months Ended    Three Months Ended
                                       September 30         September 30
                                     1999       1998       1999      1998
                                     ----       ----       ----      ----
   Basic net earnings per share:
     Net earnings                  $1,081.7    $891.5     $386.8    $317.6
     Weighted average shares
      outstanding                     728.0     692.8      728.1     692.7
                                   $   1.49    $ 1.29     $ 0.53    $ 0.46
                                   ========    ======     ======    ======
   Diluted net earnings per share:
     Net earnings                  $1,081.7    $891.5     $386.8    $317.6
     Weighted average shares
      outstanding plus assumed
      conversions                     732.2     697.1      731.6     696.5
                                   $   1.48    $ 1.28     $ 0.53    $ 0.46
                                   ========    ======     ======    ======

   Calculation of weighted average
    shares outstanding plus
    assumed conversions:
     Weighted average shares
      outstanding                     728.0     692.8      728.1     692.7
     Effect of dilutive securities      4.2       4.3        3.5       3.8
                                   --------    ------     ------    ------
                                      732.2     697.1      731.6     696.5
                                   ========    ======     ======    ======


 NOTE 5 - COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                              September 30   December 31
                                                  1999          1998
                                              ------------   -----------
   Foreign currency translation adjustments      $116.2        $117.1
   Net unrealized loss on available-for-sale
    securities                                    (41.8)        (10.3)
                                                 ------        ------
     Accumulated other comprehensive income      $ 74.4        $106.8
                                                 ======        ======

     Comprehensive income for the nine and three-month periods ended September 30, 1999 and 1998 consisted of the following components, net of tax (in millions):

                                     Nine Months Ended   Three Months Ended
                                        September 30        September 30
                                      1999       1998      1999      1998
                                      ----       ----      ----      ----
   Net earnings                     $1,081.7    $891.5    $386.8    $317.6
   Foreign currency translation
    adjustments                         (0.9)    (56.8)     14.0       6.8
   Net unrealized (loss) gain on
    available-for-sale securities      (31.5)     (1.0)      5.9      (2.1)
                                    --------    ------    ------    ------
     Comprehensive income           $1,049.3    $833.7    $406.7    $322.3
                                    ========    ======    ======    ======

 NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

   AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. The Company generally invests in debt securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at September 30, 1999 and December 31, 1998 was $7.8 billion and $6.7 billion, respectively. The amortized cost at September 30, 1999 and December 31, 1998 was $7.9 billion and $6.7 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

   TRADING SECURITIES

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at September 30, 1999 and December 31, 1998 was $24.8 million and $20.8 million, respectively. Historical cost at September 30, 1999 and December 31, 1998 was $16.7 million and $15.5 million, respectively.


 NOTE 7 - FINANCE RECEIVABLES

     At September 30, 1999 and December 31, 1998, finance receivables consisted of the following (in millions):

                                              September 30   December 31
                                                  1999          1998
                                                  ----          ----
   Home equity lending                          $26,334.0     $22,458.2
   Personal lending and retail sales
    finance                                      15,498.6      11,459.2
   Truck and truck trailer                       12,870.9      10,783.6
   Equipment                                      6,863.6       6,114.0
   Manufactured housing (a)                         683.7       3,648.2
   Credit card (b)                                2,263.2       3,138.1
   Auto fleet leasing                             2,050.9       1,589.7
   Recreational vehicles                              -           479.7
   Warehouse lending and other                    1,352.2       1,268.3
                                                ---------     ---------
     Finance receivables, net of unearned
      finance income ("net finance
      receivables") (c)                          67,917.1      60,939.0
   Allowance for losses on finance receivables   (2,170.9)     (1,978.7)
   Insurance policy and claims reserves (d)      (1,045.3)     (1,463.9)
                                                ---------     ---------
     Finance receivables, net of unearned
      finance income, allowance for losses
      and insurance policy and claims
      reserves                                  $64,700.9     $57,496.4
                                                ---------     ---------
__________
(a)  In July 1999, all retail manufactured housing finance receivables were reclassified as finance receivables held for securitization and included in other assets.  This reclassification reflects management's intent to securitize and sell these receivables.  Accordingly, during the third quarter of 1999, approximately $2.5 billion of the Company's manufactured housing receivables were securitized and sold to a master trust.  The Company retained approximately a $500 million interest in the trust.  In order to broaden the investor base and improve execution, the Company wrote a put option to the certificate holders which allows the securities to be put back to the Company at par, annually, beginning in October 2000.  No significant gain or loss was recorded on this transaction.

(b ) In April 1999, the Company reclassified approximately $1.6 billion of private label credit card receivables as finance receivables held for securitization. Accordingly, during the second quarter of 1999, approximately $925 million of these receivables were securitized and sold to a master trust. No significant gain or loss was recorded on this transaction.

(c) Unearned finance income was approximately $4.6 billion and $4.0 billion at September 30, 1999 and December 31, 1998, respectively.

(d) At December 31, 1998, insurance policy and claims reserves included approximately $678 million of non-affiliate insurance reserves. The
    September 30, 1999 balance only includes affiliate insurance reserves;
    non-affiliate insurance reserves of approximately $706 million are included in accounts payable and accruals.

 NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                     Nine Months Ended       Year Ended
                                        September 30         December 31
                                     1999          1998          1998
                                     ----          ----          ----
   Balance at beginning of period $ 1,978.7     $ 1,949.9     $ 1,949.9
     Provision for losses           1,096.5         961.3       1,283.5
     Recoveries on receivables
      charged off                     226.7         177.2         237.7
     Losses sustained              (1,284.9)     (1,062.2)     (1,424.6)
     Reserves of receivables sold
      or held for securitization     (178.0)       (334.7)       (334.7)
     Reserves of acquired
      businesses                      298.7         172.3         271.1
     Other                             33.2           1.2          (4.2)
                                  ---------     ---------     ---------
   Balance at end of period       $ 2,170.9     $ 1,865.0     $ 1,978.7
                                  =========     =========     =========

    The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it
 believes the event causing   the loss has occurred.  The allowance is
 evaluated on an aggregate basis   considering the relationship of the
 allowance to net finance receivables and   net credit losses.  Additions to
 the allowance are generally charged to the   provision for losses on finance
 receivables.

 NOTE 9 - OTHER ASSETS

     The components of other assets at September 30, 1999 and December 31, 1998 were as follows (in millions):

                                            September 30    December 31
                                                1999           1998
                                                ----           ----
   Goodwill                                  $ 3,903.4       $1,890.4
   Notes and other receivables                 2,075.7        1,172.9
   Finance receivables held for
    securitization, net                        2,076.8          812.2
   Customer lists and operating agreements     1,545.9          929.8
   Property and equipment                        652.5          608.7
   Collateral held for resale                    454.1          297.4
   Net assets held for sale                      440.6            -
   Relocation client advances                    158.4          171.8
   Other                                         360.5          451.5
                                             ---------       --------
     Total other assets                      $11,667.9       $6,334.7
                                             =========       ========

 NOTE 10 - DEBT RESTRICTION

     A restriction contained in a revolving credit agreement dated June 30, 1998 requires the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At September 30, 1999, the Company's tangible net worth, as defined in the revolving credit agreement, was approximately $5.6 billion.


 NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements and treasury futures and option contracts.

     Foreign currency forward exchange agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next 5 years. The aggregate notional amount of these agreements at September 30, 1999 and December 31, 1998 was $2.4 billion and $2.5 billion, respectively. The fair value of such agreements at September 30, 1999 and December 31, 1998 would have been a liability of $303.7 million and $134.4 million, respectively.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at September 30, 1999 and December 31, 1998 was $5.6 billion and $4.4 billion, respectively. The fair value of such agreements at September 30, 1999 and December 31, 1998 would have been a liability of $307.8 million and $118.5 million, respectively.

     Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and certain investment securities. The aggregate notional amount of interest rate swap agreements at September 30, 1999 was $5.8 billion. The fair value of such agreements would have been a liability of $1.6 million. These agreements mature on varying dates over the next 10 years. In addition, treasury lock agreements were used by the Company at December 31, 1998 to hedge the effect of interest rate movements on anticipated debt issuances. The aggregate notional amount of interest rate swap and treasury lock agreements at December 31, 1998 was $4.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of $81.3 million.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at September 30, 1999 and December 31, 1998 was $647.9 million and $720.6 million, respectively. The fair value of these contracts would have been a liability of $3.0 million and $5.2 million at September 30, 1999 and December 31, 1998, respectively. Such contracts mature on varying dates through 2000.


 NOTE 12 - SEGMENT REPORTING

     Managed basis revenue, earnings and receivables information for each of the Company's reportable segments is presented below (in millions):

                                   Nine Months Ended     Three Months Ended
                                      September 30          September 30
                                    1999       1998       1999        1998
                                    ----       ----       ----        ----
 Managed basis revenue
 ---------------------
 Domestic Consumer Finance        $5,169.8   $4,206.3   $1,718.2   $1,424.4
 Commercial Finance                2,421.1    1,910.1      849.3      667.7
 International Finance             2,152.1    1,128.5      742.7      432.3
                                  --------   --------   --------   --------
                                  $9,743.0   $7,244.9   $3,310.2   $2,524.4
                                  ========   ========   ========   ========

 Segment earnings
 ----------------
 Domestic Consumer Finance        $  798.2   $  708.6   $  266.2   $  240.9
 Commercial Finance                  400.9      375.0      148.9      138.5
 International Finance               531.4      331.8      203.5      125.1
                                  --------   --------   --------   --------
                                  $1,730.5   $1,415.4   $  618.6   $  504.5
                                  ========   ========   ========   ========

                                 September 30          December 31
                                     1999                  1998
                                     ----                  ----
 Managed receivables
 -------------------
 Domestic Consumer Finance        $40,825.9             $36,432.4
 Commercial Finance                27,275.9              26,469.7
 International Finance             13,604.7               8,462.2
                                  ---------             ---------
                                  $81,706.5             $71,364.3
                                  =========             =========

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

     The following tables contain selected Owned Basis and pro forma Managed Basis financial information for the nine and three-month periods ended or at September 30, 1999 and 1998 (in millions):

                                 Nine Months Ended                   Nine Months Ended
                                September 30, 1999                   September 30, 1998
                          Owned     Pro Forma    Managed      Owned     Pro Forma    Managed
                          Basis    Adjustments    Basis       Basis   Adjustments    Basis
                          -----    -----------   -------      -----   -----------    -------
 Finance charges        $ 6,787.6  $ 1,660.2   $ 8,447.8    $ 5,857.4  $   854.1   $6,711.5
 Insurance premiums         785.5        -         785.5        326.5        -        326.5
 Investment and other
  income                  1,401.9     (892.2)      509.7        647.0     (440.1)     206.9
                        ---------  ---------   ---------    ---------   --------   --------
   Total revenue          8,975.0      768.0     9,743.0      6,830.9      414.0   $7,244.9

 Interest expense         2,917.8      224.7     3,142.5      2,350.1      194.5    2,544.6
 Operating expenses       2,900.0        -       2,900.0      1,996.6        -      1,996.6
 Provision for losses     1,096.5      543.3     1,639.8        961.3      219.5    1,180.8
 Insurance benefits
  paid or provided          330.2        -         330.2        107.5        -        107.5
                         --------  ---------    --------     --------    -------   --------
   Total expenses         7,244.5      768.0     8,012.5      5,415.5      414.0   $5,829.5
                         --------  ---------    --------     --------    -------   --------
 Earnings before
  provision for income
  taxes                   1,730.5        -       1,730.5      1,415.4        -      1,415.4
 Provision for income
  taxes                     648.8        -         648.8        523.9        -        523.9
                        ---------  ---------   ---------    ---------   --------   --------
 Net earnings           $ 1,081.7  $     -     $ 1,081.7    $   891.5   $    -     $  891.5
                        ========= ==========   =========    =========   ========   ========

                                Three Months Ended                  Three Months Ended
                                 September 30, 1999                  September 30, 1998
                          Owned    Pro Forma    Managed     Owned      Pro Forma     Managed
                          Basis   Adjustments    Basis      Basis    Adjustments     Basis
                          -----   -----------   -------     -----    -----------     -------
 Finance charges        $ 2,241.6  $   655.7   $ 2,897.3   $ 1,930.6   $   400.2   $ 2,330.8
 Insurance premiums         268.7        -         268.7       110.0         -         110.0
 Investment and other
  income                    530.3     (386.1)      144.2       264.1      (180.5)       83.6
                         --------  ---------    --------    --------   ---------    --------
   Total revenue          3,040.6      269.6     3,310.2     2,304.7       219.7     2,524.4

 Interest expense           992.5       82.3     1,074.8       807.3        75.3       882.6
 Operating expenses         948.9        -         948.9       705.2         -         705.2
 Provision for losses       369.3      187.3       556.6       253.5       144.4       397.9
 Insurance benefits
  paid or provided          111.3        -         111.3        34.2         -          34.2
                         --------  ---------    --------    --------   ---------    --------
   Total expenses         2,422.0      269.6     2,691.6     1,800.2       219.7     2,019.9
                         --------  ---------    --------    --------   ---------    --------
 Earnings before
  provision for income
  taxes                     618.6        -         618.6       504.5         -         504.5
 Provision for income
  taxes                     231.8        -         231.8       186.9        -          186.9
                        ---------  ---------   ---------   ---------    --------   ---------
 Net earnings           $   386.8  $     -     $   386.8   $   317.6    $    -     $   317.6
                        ========= ==========   =========   =========    ========   =========



                              September 30, 1999                  December 31, 1998
                         Owned    Pro Forma    Managed     Owned      Pro Forma     Managed
                         Basis   Adjustments    Basis      Basis    Adjustments     Basis
                         -----   -----------   -------     -----    -----------     -------
Net Finance
 Receivables
  End of period         $67,917.1 $13,789.4   $81,706.5  $60,939.0   $10,425.3    $71,364.3
  Average                66,868.5  10,972.1    77,840.6   57,253.1     7,252.7     64,505.8


 Net Earnings

     Net earnings, on both an Owned Basis and a Managed Basis, for the nine-month period ended September 30, 1999 were $1.08 billion, a 21% increase over the same period in the previous year. Net earnings for the three months ended September 30, 1999 were $386.8 million, an increase of 22% over the same period in the previous year. The primary factors affecting earnings and the Company's operating results are discussed below.


 Finance Charges

     Managed Basis finance charge revenue increased for the nine and three-month periods ended September 30, 1999, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables increased to 14.47% and 14.51% for the nine and three-month periods ended September 30, 1999, respectively, from 14.31% and 14.32% for the comparable periods in 1998. The increase was primarily due to a shift in product mix toward a higher percentage of unsecured managed finance receivables to total managed finance receivables during both comparative periods. Unsecured portfolios generally have higher finance charge rates than secured portfolios. In addition, higher finance rates on variable rate loans and 1999 new business also contributed to the increase.


 Interest Expense

     Managed Basis interest expense increased to $3.1 billion and $1.1 billion for the nine and three-month periods ended September 30, 1999, respectively, from $2.5 billion and $882.6 million for the respective nine and three-month periods ended September 30, 1998. This increase was primarily due to an increase in average managed debt outstanding for each of the comparative periods. The increase in average managed debt outstanding principally resulted from the growth in average managed finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. The increase in managed basis interest expense due to growth was partially offset by the benefit of a reduction in the Company's total average borrowing rate in both comparable periods.


 Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $5.3 billion and $1.8 billion for the nine and three-month periods ended September 30, 1999, respectively, compared to $4.2 billion and $1.4 billion for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio to average managed finance receivables also improved to 9.09% and 9.13% for the nine and three-month periods ended September 30, 1999, respectively, compared to 8.88% and 8.90% for the comparable periods in the prior year.


 Investment and Other Income

     Investment and other income, on a Managed Basis, increased to $509.7 million and $144.2 million for the nine and three-month periods ended September 30, 1999, respectively, compared to $206.9 million and $83.6 million for the comparable periods in 1998. The Northland Company and Avco affiliated insurance related investment portfolio income, together with the earnings of net assets and businesses held for sale during the first three quarters of 1999, contributed to this increase. The Northland Company was acquired during the fourth quarter of 1998. As described in NOTE 3 to the consolidated financial statements, the operating results of operations held for sale were recorded in investment and other income. In addition, the sale of the Company's recreational vehicle and network services business and the securitization transactions described in NOTE 3 to the consolidated financial statements also contributed to the increase.


 Operating Expenses

     Nine and three-month operating expenses for the periods ended September 30, 1999 were higher on a dollar basis than in the corresponding periods in 1998, reflecting growth in the size of the Company and business mix.

     Managed Basis operating expense efficiency, measured as the ratio of total operating expenses to Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided ("Efficiency Ratio"), increased to 46.3% and 44.7% for the nine and three-month periods ended September 30, 1999, respectively, compared to 43.5% and 43.9% for the same periods in the prior year. The Avco goodwill amortization and Avco integration expenses were significant causes of the increase in the Efficiency Ratio. Furthermore, a slight shift in business mix toward more fee based businesses caused by the acquisition of The Northland Company and ACS during the fourth quarter of 1998 also contributed to the increase.


 Provision for Losses

     The Company's Managed Basis provision for losses increased to $1.6 billion for the first nine months of 1999 from $1.2 billion for the same period in 1998. The provision for losses for the three-month period ended September 30, 1999 increased to $556.6 million from $397.9 million in the prior year period. In both periods, the provision increased principally as a result of increased Managed Basis net credit losses.

     Total Managed Basis net credit losses as a percentage of average managed finance receivables (the "Loss Ratio") were 2.74% and 2.73% for the nine and three-month periods ended September 30, 1999, respectively, compared to 2.35% and 2.38% for the same periods in 1998. The increase in the Loss Ratio in both periods was principally due to a shift toward a higher percentage of unsecured managed finance receivables primarily as a result of the ACS and Avco acquisitions. Unsecured finance receivables generally have higher loss ratios than secured finance receivables. In addition, higher loss levels in the Company's secured portfolios during both comparable periods also contributed to the increase in the Loss Ratio.


 Financial Condition

 Receivable Growth

     Managed finance receivables grew $10.3 billion and $3.2 billion during the nine and three-month periods ended September 30, 1999, respectively, compared to $7.7 billion and $1.8 billion for the same periods in 1998. The transactions described in NOTE 3 to the consolidated financial statements and internal growth were the primary factors driving receivable growth during both periods.

 Contractual Delinquency

     Composite 60+days contractual delinquency was 2.81% of managed finance receivables at September 30, 1999, an increase from 2.57% at December 31, 1998 and 2.39% at September 30, 1998. The aforementioned shift in product mix toward a higher percentage of unsecured managed finance receivables is the primary cause of the increase. Unsecured finance receivables generally have higher delinquency rates.

 Allowance for losses on finance receivables

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of current loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering the relationship of the allowance to net finance receivables and net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables. The Company's allowance for loss methodology has been consistently applied for all periods presented, although this paragraph contains clarification from the related disclosure in the Company's 1998 Form 10-K.

     The loss coverage ratio (calculated as a ratio of the allowance for losses to related trailing net credit losses on receivables owned at the end of the period) decreased to 1.63x at September 30, 1999 compared to 1.74x at December 31, 1998. The allowance for losses to net finance receivables declined to 3.20% at September 30, 1999 from 3.25% at December 31, 1998. Company management believes the allowance for losses at September 30, 1999 is sufficient to provide adequate coverage against existing losses in its Owned Basis finance receivable portfolios.


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

     At September 30, 1999, the Company had short and long-term debt outstanding of $27.6 billion and $42.9 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's principal domestic operating subsidiary, Associates Corporation of North America, in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the nine months ended September 30, 1999 and 1998, the Company raised term debt aggregating $9.6 billion and $7.4 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 1999, these credit facilities were allocated to provide at least 75% coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit.

     The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the increased use of asset securitization. The Company's securitization transactions up to this point have included the manufactured housing, home equity and credit card asset-backed classes.


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

     The project organization, awareness, inventory and analysis, renovation, testing, implementation and contingency planning phases of the Year 2000 effort have been successfully completed. Results from the testing phases were reviewed to confirm Year 2000 Compliance. In cases where testing identifies potential non-compliance, modifications are made to the system as necessary and retested until successful. To provide added assurance that no new Year 2000 problems have been introduced into previously repaired systems, the Company will continue to perform additional testing and facilitate independent verification and validation testing through the remainder of 1999. The Company is also developing a plan to monitor systems and critical providers, suppliers and others with which the Company has significant relationships to ensure that any unforeseen problems are quickly identified and resolved.

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

     Contingency planning is an integral part of the Company's Year 2000 readiness project. The Company has developed and is continuing to refine and test contingency plans which document the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and the use of alternative systems or procedures.

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

     From the inception of the Year 2000 readiness project through September 30, 1999 the Company incurred and expensed approximately $29 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. During the nine and three-month periods ended September 30, 1999, approximately $13 million and $4 million of respective incremental Year 2000 project costs were incurred. The Company expects that it will incur additional future incremental costs related to the project of approximately $4 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March of 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

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


 Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 27, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting.

     Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement.

     The Company's Bylaws contain an advance notice provision, which provides that proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting. (Although, as stated above, the proposal must be received no later than November 27, 1999 in order to be included in the proxy statement relating to the 2000 annual meeting). The Company currently believes that the 2000 annual meeting of stockholders will be held on May 22, 2000.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits
            (12)  Computation of Ratio of Earnings to Fixed Charges.
            (27)  Financial Data Schedule.

        (b) Reports on Form 8-K

            During the third quarter ended September 30, 1999, First Capital filed a Current Report on Form 8-K as of July 13, 1999 announcing earnings for the second quarter of 1999.




                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          November 12, 1999

                          ASSOCIATES FIRST CAPITAL CORPORATION
                                      (registrant)





                          By/s/   John F. Stillo
                            Executive Vice President, Comptroller and
                             Principal Accounting Officer