Form 10-K
period 1999-12-31
ASSOCIATES FIRST CAPITAL CORP
filed 2000-03-30
CIK 7974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------
                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the most recent New York Stock Exchange Composite Transaction closing price of the Class A Common Stock ($19.625 per share), which occurred on March 27, 2000, was $9,822,814,822. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant. At March 27, 2000, 728,338,437 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE*

                   DOCUMENT                                  WHERE INCORPORATED
                   --------                                  ------------------
           Proxy Statement for 2000                  Part III (Items 10, 11, 12 and 13)
        Annual Meeting of Stockholders

---------------

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a leading, diversified financial services organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and internationally. As successor to Associates Investment Company, founded in 1918, First Capital had 2,771 offices worldwide and employed approximately 32,500 persons at December 31, 1999. Corporate headquarters are located in Irving, Texas.

     For the year ended December 31, 1999, First Capital had total managed revenues of $13.3 billion and net earnings of $1.5 billion. At December 31, 1999, managed finance receivables were $84.4 billion, total managed assets were $95.1 billion and stockholders' equity was $9.8 billion.

     The Company's finance receivables are geographically dispersed. At December 31, 1999, approximately 81% of total managed receivables were dispersed across the United States with 9% in California, 7% in Texas and 6% in Florida; no more than 4% in any other state. The remaining 19% of total managed receivables were dispersed across 13 foreign countries, with 9% in Japan and no more than 5% in any other foreign country.

     The Company significantly expanded its consumer finance operations with the acquisition of the assets of Avco Financial Services, Inc. (See "-- Significant 1999 Transactions"). This acquisition added over 2 million customers, over 1,200 branches at the time of the acquisition, and expanded the Company's present geographic coverage to include Ireland, Spain, France, Sweden, Hong Kong, and India.

SIGNIFICANT 1999 TRANSACTIONS

     During 1999, First Capital completed several significant strategic acquisitions and dispositions. Set forth below is a summary of the most significant.

     Significant 1999 Acquisitions:

     - Avco Financial Services, Inc. ("Avco")

     - Shell Oil and British Petroleum Private Label Credit Card Programs

     - Newcourt Credit Group's Canadian and United Kingdom fleet leasing operations ("Newcourt")

     Significant 1999 Dispositions:

     - 128 U.S. consumer finance branches acquired from Avco

     - Associates recreational vehicle finance operations (Fleetwood Credit Corporation)

     - 41 consumer finance branches located in Canada (28 of which were former Avco branches)

     - The Australia and New Zealand operations acquired from Avco

     - The SPS Network Transaction Services electronic transaction processing services operation acquired in 1998.

     - Balboa Life and Casualty Insurance Companies ("Balboa") which comprised Avco's non-affiliate insurance business

     The Avco acquisition was the largest in Company history and is described in more detail below. The other acquisitions listed above are described in more detail in the "-- Reportable Segments" and "-- Product Information" sections and in Note 3 to the consolidated financial statements.

  Acquisition of Avco Financial Services, Inc.

     On January 6, 1999, the Company purchased the assets and assumed the liabilities of Avco. Avco, formerly a subsidiary of Textron Inc., was a global, diversified financial services company with approximately $9 billion in assets, 8,000 employees, over 1,200 branches and over 2 million customers at the time of the acquisition. Avco's product offerings included home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. Prior to the acquisition, Avco had the fourth largest U.S. consumer finance branch network and operations in Canada, the United Kingdom, Puerto Rico, Australia, Hong Kong, France, Sweden, Spain, New Zealand, Ireland and India.

     As described in Note 3 to the consolidated financial statements, during 1999 the Company sold Avco's operations in Australia and New Zealand, as well as 156 former Avco branches (128 domestic and 28 Canadian) and Avco's non-affiliate insurance business, Balboa Life and Casualty Insurance Companies. These sales were initiated pursuant to the Company's acquisition, integration and capital planning activities.

     During the first two quarters of 1999, the Company consolidated certain headquarters activities in the United States, the United Kingdom and Canada, resulting in a reduction in the Company's workforce. In the United States, Avco's headquarters in Costa Mesa, California, were closed in the second quarter of 1999, as all corporate functions were consolidated with the Company's headquarters in Irving, Texas. Most of the 400 jobs at Avco's headquarters were eliminated. Internationally, the Company closed its United Kingdom headquarters in Slough, England and consolidated functions into the existing Avco facilities in Reading, England. In addition, the Company closed its Canadian consumer finance headquarters in Toronto, Ontario and consolidated these functions into Avco's Canadian headquarters in London, Ontario. Certain other facilities including the Avco Technology Center in Costa Mesa and Avco's Denver Purchasing Center were also closed during 1999.

  Pending Acquisitions

     In December 1999, the Company announced an agreement to enter into an agent bank partnership with KeyCorp, under which the companies will jointly manage KeyCorp's credit card program. On January 31, 2000, the Company acquired KeyCorp's credit card portfolio of approximately $1.3 billion in receivables and nearly 600,000 active VISA(R) and MasterCard(R) accounts. In addition, the Company acquired the rights to market credit card related products to KeyCorp's more than 3 million customers through approximately 900 KeyCorp branches.

     In November 1999, the Company announced an agreement to acquire Arcadia Financial Ltd. ("Arcadia"). Arcadia is a leading U.S. independent automobile finance company which services over $5 billion in finance receivables. The acquisition is expected to close during the first half of 2000. The Company also entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia an aggregate of approximately $500 million of retail installment sales contracts in November and December 1999. In the event of a termination of the merger agreement between the Company and Arcadia, approximately $200 million of these receivables may be repurchased by Arcadia. Additionally, the Company purchased an aggregate of approximately $350 million of retail installment sales contracts in January, February and March 2000.

     In August 1999, the Company announced an agreement to acquire and manage the proprietary credit card program of CITGO Petroleum Corporation. The transaction closed in March 2000 and the Company acquired approximately $130 million in receivables under this agreement.

REPORTABLE SEGMENTS

     The Company is organized into five primary business units: U.S. credit card, U.S. consumer branch, U.S. home equity, commercial and international finance. The U.S. consumer branch and U.S. home equity business units are aggregated into one reportable U.S. consumer finance segment due to their similar operating characteristics. The Company's corporate activities include, among others, managing the operations of its domestic and foreign subsidiaries, accessing the global debt, securitization and capital markets and managing the mix of businesses in its portfolio. The Company fully allocates its corporate activities to its business segments primarily based upon managed receivables. In 1999, these allocations included gains or losses on business dispositions and assets sold and securitized as set forth in Notes 3 and 7 to the consolidated financial statements. For additional information about specific products and services offered by the Company, see the "-- Product Information" section.

     Some of the information disclosed in this section is presented on a Managed Basis. Unless specifically identified as "managed" or "Managed Basis", the financial information contained herein is presented on a basis consistent with the amounts reported in the historical financial statements on an "Owned Basis". See the "Management's Discussion and Analysis-Managed Basis Reporting" section for more information on Managed Basis reporting. In addition, prior year amounts presented have been restated, as necessary, to conform to the current year presentation.

U.S. CREDIT CARD SEGMENT

     The Company's U.S. credit card segment offers private label retail credit card and revolving programs ("Private Label Cards") and VISA(R) and Mastercard(R) retail bankcard credit card products ("Retail Bankcards") to customers throughout the United States. Various credit-related and other insurance products are also provided, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. In addition, the U.S. credit card segment provides emergency roadside assistance and auto club services.

     The Company's credit card related revenues are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as fees earned from the sale of insurance and other fee-based products. The Company's credit card receivables typically bear variable interest rates tied to movements in the prime lending rate.

     The Private Label Card business consists of customized revolving credit programs for oil and retail companies. The Company's retail Private Label Card program includes Radio Shack, Gateway, Goodyear, Staples, Office Depot and Office Max, among others. The Company's oil Private Label program includes Texaco, Amoco, Shell Oil and British Petroleum. The Shell Oil and British Petroleum credit card programs were acquired during 1999, establishing the Company as the leading provider of oil company credit cards in the United States. In August 1999, the Company announced an agreement to acquire and manage the proprietary credit card program of CITGO Petroleum Corporation. This transaction closed in March 2000.

     Retail Bankcards are issued across a wide spectrum of customers with interest rates based on customer credit profiles. Bankcard operations were expanded through the December 1998 agent bank agreement with Washington Mutual Bank, FA. As mentioned below, in January 2000 the Company acquired the bankcard portfolio from KeyCorp and entered into an ongoing agent bank partnership.

     The following table shows certain information regarding the Company's U.S. credit card segment:

                                U.S. CREDIT CARD

                                                            YEAR ENDED OR AT DECEMBER 31
                                                    --------------------------------------------
                                                        1999            1998            1997
                                                    ------------     -----------     -----------
                                                    (DOLLARS IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue.....................................   $ 2,542.3        $1,968.9        $1,659.2
Net interest margin...............................     1,737.9         1,377.8         1,163.0
Net losses........................................       721.4           623.3           573.9
60+days delinquency(2)............................        4.21%           4.79%           3.99%
Segment earnings..................................   $   441.1        $  299.8        $  199.7
Finance receivables...............................    10,928.3         9,622.0         7,839.3

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) As a percentage of gross managed receivables.

     Customers. The Company's U.S. credit card segment customers are primarily consumers who span a wide range of income levels and credit histories. The Company uses a proprietary credit scoring model to evaluate risk and other factors in extending credit to its customers. Information considered by the Company in the credit scoring model includes, among other things, the customer's capacity to repay (e.g., income, debt ratio, and employment stability) and credit history. In addition, the U.S. credit card segment serves business customers principally through its private label products.

     Delivery of Products and Services. The Company distributes its U.S. credit card products through three subsidiaries, Hurley State Bank ("HSB"), Associates National Bank (Delaware) ("ANB") and Associates Capital Bank, Inc. ("ACB"). Through these subsidiaries, the Company offers a number of Private Label and Retail Bankcards directly to the public and through co-operative marketing programs with other companies.

     Private Label Cards are distributed through seven centralized operating centers that provide marketing support for the merchant relationship, as well as credit collection and card holder services. Retail Bankcards are distributed through one centralized operating center that provides credit and collection services, cardholder services and marketing support. A shared utility group provides cardholder fulfillment services, including credit card embossing. Emergency roadside assistance and autoclub services are provided through centralized support facilities in Dallas, Texas and Gray, Tennessee.

     Acquisitions. During 1999, the Company further strengthened its leadership position in the oil private label credit card market through the acquisitions of the Shell Oil and British Petroleum Private Label Cards programs. Approximately three million new active customer accounts and approximately $400 million in receivables were added through these acquisitions. Additionally, in August 1999 the Company announced an agreement to acquire approximately $130 million in receivables from CITGO Petroleum Corporation and to manage its proprietary credit card program. This transaction closed in March 2000. In December 1999, the Company announced an agreement to acquire KeyCorp's retail bankcard portfolio and jointly manage KeyCorp's credit card program. The transaction closed on January 31, 2000. In addition, the Company acquired the rights to market credit card related products to KeyCorp's more than 3 million customers through approximately 900 KeyCorp branches.

U.S. CONSUMER FINANCE SEGMENT

     The Company's U.S. consumer finance segment offers a variety of consumer finance and insurance products and services to customers throughout the United States (excluding Hawaii and Puerto Rico, which are included in the international finance segment). Finance products and services offered by this segment include home equity loans, personal loans, automobile financing and retail sales finance. In addition, the Company, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. consumer finance customers, including credit life, credit accident and health, involuntary unemployment, personal property insurance and other non-credit products.

     The following table shows certain information regarding the Company's U.S. consumer finance segment:

                             U.S. CONSUMER FINANCE

                                                            YEAR ENDED OR AT DECEMBER 31
                                                   ----------------------------------------------
                                                       1999             1998             1997
                                                   ------------    --------------    ------------
                                                    (DOLLARS IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue...................................    $ 4,442.2        $ 3,828.7        $ 3,633.6
Net interest margin.............................      2,266.7          2,080.8          2,056.3
Net losses......................................        765.2            615.7            514.8
60+days delinquency(2)..........................         3.77%            3.22%            2.73%
Segment earnings................................    $   688.7        $   655.9        $   665.6
Finance receivables.............................     31,566.8         26,810.5         23,985.0

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) As a percentage of gross managed receivables.

     Customers. The Company's U.S. consumer finance customers span a wide range of income levels and credit histories. These customers generally have a history of using credit from a variety of sources and include homeowners and purchasers of automobiles and consumer durables (such as furniture, electronics and appliances). The Company uses credit scoring models to evaluate risk and other factors in extending credit to its customers. Information considered by the Company in the credit scoring model includes, among other things, the customer's capacity to repay (e.g., income, debt ratio and employment stability), credit history and available collateral to secure the loan, including home ownership.

     Delivery of Products and Services. The Company distributes its U.S. consumer finance and insurance products through branch offices and centralized consumer lending operations as described below:

     Branch System. At December 31, 1999, the Company's U.S. consumer finance branch system consisted of approximately 1,081 geographically dispersed offices with locations in the continental United States. These locations operate under four different nameplates -- Associates Financial Services, TranSouth Financial, First Family Financial Services and Kentucky Finance. In addition, the U.S. home equity branch system consisted of 257 direct sales offices. All former Avco branches are now operating under the Associates Financial Services nameplate. Products distributed include direct origination of home equity loans, personal loans, automobile finance and retail sales finance.

     Centralized Lending. At December 31, 1999, the Company distributed home equity, personal loans, sales finance and automobile lending through seven regional service centers and centralized lending operations. The Company distributes its centralized home equity products primarily through Associates Home Equity Services, Inc. ("AHES"). AHES offers both fixed and variable rate closed-end loans and lines of credit, secured by residential property. Home equity loans are originated through unaffiliated mortgage brokers, financial institutions and existing customer relationships targeted through direct mail and telemarketing efforts. Mortgage brokers are independent agents who match their customers with a lender based on the customer's needs and the credit profile requirements of the lender. The Company distributes its revolving personal lending and sales finance products through its federally insured Utah industrial thrift, ACB, and its retail auto lending products through TranSouth Financial's retail auto center.

     Avco Acquisition. On January 6, 1999, the Company completed the acquisition of Avco. Avco's domestic finance receivables included in the U.S. consumer finance segment were approximately $3.7 billion at December 31, 1998. These receivables primarily consisted of home equity and personal loans and retail installment contracts. The Company subsequently sold 128 branches which included approximately $525 million of finance receivables. The acquisition of Avco solidified the Company's market position in the domestic consumer finance sector by increasing the Company's customer base at the time of the acquisition by over 2 million customers and adding over 4,000 dealers and merchant agreements. For additional information regarding the Avco acquisition, see the "-- Company Overview" section and Note 3 to the consolidated financial statements.

COMMERCIAL SEGMENT

     The Company's commercial segment offers a variety of commercial finance and insurance products to customers in the United States and Canada. Finance products and services offered by this segment in the United States and Canada include retail and wholesale financing and leasing products and services for heavy-duty (Class 8) and medium-duty (Classes 3 through 7) trucks and truck trailers and construction, material handling and other industrial and communications equipment. The Company engages in a number of other commercial activities, including auto fleet leasing and fleet management services, government guaranteed lending, employee relocation services, truck trailer rental services, warehouse lending and public finance.

     The Company, through certain subsidiaries and third parties, also makes available various credit-related and other insurance products to its commercial segment customers and other customers, including commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance, and commercial and public auto liability insurance. The Company also offers specialty lines including general liability, directors and officers and errors and omission insurance, and personal lines including homeowner and recreational vehicle insurance.

     The Company has a centralized warehouse lending operation, which is conducted through First Collateral Services, Inc. ("FCS"). FCS provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

                                   COMMERCIAL

                                                           YEAR ENDED OR AT DECEMBER 31
                                                  ----------------------------------------------
                                                      1999             1998             1997
                                                  ------------     ------------     ------------
                                                   (DOLLARS IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue(2)................................   $ 3,285.2        $ 2,591.7        $ 2,152.9
Net interest margin.............................     1,028.4          1,008.1            875.7
Net losses(3)...................................       245.8            111.3             67.3
60+days delinquency(3)(4).......................        1.26%            1.21%            1.02%
Segment earnings(2).............................   $   506.9        $   510.5        $   439.7
Finance receivables(3)..........................    27,948.6         26,469.6         22,304.2

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) Includes the revenues and earnings of the Company's non-affiliate insurance operations of $504.7 million and $35.3 million, respectively in 1999. The non affiliate insurance operations had no effect on net interest margin.

(3) As described in Note 22 to the consolidated financial statements, in January 2000 the Company announced its decision to discontinue the origination of manufactured housing financing products. In addition, the Company sold its recreational vehicle business in March, 1999. Net losses, on a pro forma basis, excluding the impact of manufactured housing and recreational vehicle operations would have been $104.8 million, $53.7 million and $36.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. 60+days delinquency, on a pro forma basis, excluding the impact of manufactured housing and recreational vehicle operations would have been 1.16%, 1.03% and 1.04% for the years ended December 31, 1999, 1998 and 1997, respectively. Finance receivables, on a pro forma basis, excluding the manufactured housing and recreational vehicle operations would have been $22.5 billion, $19.2 billion and $17.1 billion at December 31, 1999, 1998 and 1997, respectively.

(4) As a percentage of gross managed receivables.

     Delivery of Products and Services. The Company distributes its commercial finance and insurance products through branch and regional offices and centralized commercial lending, leasing and service operations and general and independent insurance agents, brokers and program administrators described below:

     Branch System. The Company provides truck and truck trailer financing, equipment financing and leasing services, manufactured housing financing and related insurance through 85 branch offices in the United States and Canada. Additionally, approximately 300 salespeople regularly contact truck and truck trailer dealers, construction equipment dealers and manufactured home retailers to purchase finance contracts made between those dealers and retailers and the ultimate end-user. The Company also provides short-term trailer rentals through 23 U.S. branch offices. In addition, insurance products are offered through approximately 5,500 general and independent agents and brokers.

     Centralized Lending, Leasing and Services. The Company utilizes ten centralized operations to distribute lending, leasing and fee-based products and services. The auto fleet leasing and fleet management services operation is directed through Associates Fleet Services. Additionally, centralized operations are used to provide material handling and industrial and communications equipment products, employee relocation services and small business lending programs.

     Discontinuation of Manufactured Housing Loan Origination Activities. In January 2000, the Company announced its decision to discontinue the origination of retail installment and wholesale financing products for the manufactured housing sector. The Company's decision follows disappointing operating results and the unfavorable outlook for the sector. The Company closed substantially all of its sales purchase offices in February 2000 and will close its regional loan origination centers in the second quarter of 2000. The Company will service the liquidation of the existing receivables through its centralized service facility in Knoxville, Tennessee. The Company will limit its origination activities to support of its contractual arrangements and loss mitigation initiatives. See
Note 22 to the consolidated financial statements.

     Sale of Recreational Vehicle Finance Business. Through March 1999, the Company offered various recreational vehicle financing products. As described in
Note 3 to the consolidated financial statements, in March 1999 the Company sold its recreational vehicle finance operation to NationsBank, N.A., a unit of BankAmerica Corporation.

INTERNATIONAL FINANCE SEGMENT

     The Company's international finance segment offers a variety of consumer finance products and services to customers in Japan, Canada, the United Kingdom, Puerto Rico, Sweden, Hong Kong, Spain, India, Mexico, Taiwan, Ireland and Costa Rica. Commercial financing products are also offered in the United Kingdom, Hong Kong, Puerto Rico, France, Mexico, Japan, India and Spain. Commercial finance products offered in Canada are managed by the Company's commercial segment, and are included in the commercial segment results. The Company, through certain subsidiaries and other third parties, also offers various credit-related and other insurance products to its customers, including credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. The characteristics of the international finance segment's customers are similar to those of their counterparts in the U.S. consumer finance, U.S. credit card and commercial segments.

     In January 1999, the Company acquired the operations of Avco, expanding its presence in Canada, the United Kingdom and Puerto Rico. Through the acquisition, the Company also entered new markets in Sweden, Hong Kong, Spain, France, India, Ireland, Australia and New Zealand. In June 1999, the Company completed the sale of its Australia and New Zealand operations.

     The following table shows certain information regarding the Company's international finance segment:

                             INTERNATIONAL FINANCE

                                                            YEAR ENDED OR AT DECEMBER 31
                                                    --------------------------------------------
                                                        1999            1998            1997
                                                    ------------     -----------     -----------
                                                    (DOLLARS IN MILLIONS, ON A MANAGED BASIS(1))
Total revenue.....................................   $ 2,981.3        $1,640.2        $1,024.8
Net interest margin...............................     2,191.4         1,278.1           791.0
Net losses........................................       483.7           215.7            94.0
60+days delinquency(2)............................        2.60%           2.58%           1.93%
Segment earnings..................................   $   740.2        $  474.3        $  335.0
Finance receivables...............................    13,971.0         8,462.2         4,278.0

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.

(2) As a percentage of gross managed receivables.

     Delivery of Products and Services. The Company delivers international finance products and services through approximately 1,300 consumer and commercial branches and 25 centralized facilities. The Company's international locations employ operational policies, practices and disciplines similar to those of the Company's other segments but give appropriate consideration to local laws and customs. Set forth below is a description of the Company's international delivery systems at December 31, 1999.

          - Japan. The Company operates 675 consumer branches, 10 centralized consumer and credit card facilities and one commercial operation in Japan. In addition, the Company offers consumer loans through 178 automated loan machines ("ALMs"). These operations are principally conducted by AIC Corporation ("AIC") and DIC Finance Co., Ltd., ("DIC"). Products offered by AIC and DIC include home equity and personal loans, MasterCard(R) credit cards, retail sales finance contracts and commercial transportation and construction and industrial equipment financing.

          - Canada. The Company operates 318 consumer finance branches and five centralized consumer finance lending operations through which the Company purchases retail sales finance contracts and makes personal and home equity loans. Commercial finance products are also offered in Canada, but are managed by the Company's commercial finance operations. Accordingly, Canada's commercial operations are included in the operations of the commercial segment.

          - United Kingdom. The Company operates 112 consumer and commercial branches and three centralized lending and credit facilities through which home equity and personal loans, credit cards, purchased consumer retail sales finance contracts and commercial transportation and construction equipment financing products are offered. In 1999, the consumer and commercial operations expanded through the acquisition of Avco.

          - Other International Operations. The Company has 83 branches in Puerto Rico; 51 in Mexico; 11 in Spain; 10 in France; eight in Hong Kong; seven in India; seven in Ireland; five in Costa Rica, two in Taiwan and one in Sweden through which various consumer and commercial finance products are provided. In February 2000, the Company discontinued loan originations in Costa Rica. Accordingly, the Company consolidated its branch operations into two offices which will liquidate the existing receivables portfolio. Also, in January 2000, the Company expanded its international operations into Norway.

PRODUCT INFORMATION

     This section provides additional information about the products and services offered by the Company. This information is provided on a Company-wide product line basis. For information about the Company's reportable business segments including selected segment financial information, product delivery systems and customers see the "-- U.S. Credit Card Segment", "-- U.S. Consumer Finance Segment", "-- Commercial Segment" and "-- International Finance Segment" sections.

     The following table shows certain information with respect to the Company's managed receivables outstanding by product (in millions):

                       MANAGED RECEIVABLES OUTSTANDING(1)

                                                             AT DECEMBER 31
                                        ---------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ---------
Home Equity...........................  $27,480.3   $22,622.3   $18,796.0   $16,691.4   $14,316.3
Personal Lending/Retail Sales
  Finance.............................   16,012.4    11,459.2     8,731.6     7,425.1     6,225.1
Truck and Truck Trailer...............   13,130.3    10,783.6     9,688.9     8,598.3     7,724.0
Credit Card...........................   11,733.6    10,296.8     8,323.7     6,023.8     4,984.6
Equipment.............................    6,977.3     6,114.0     5,300.5     4,571.8     3,781.7
Manufactured Housing(2)...............    5,494.8     5,193.5     3,526.9     2,547.5     2,049.3
Recreational Vehicles(3)..............         --     2,036.9     1,665.4     1,315.6          --
Auto Fleet Leasing....................    2,070.1     1,589.7     1,551.1     1,090.8       330.8
Other Financial Services..............    1,515.9     1,268.3       822.4       358.5       290.7
                                        ---------   ---------   ---------   ---------   ---------
          Total(4)....................  $84,414.7   $71,364.3   $58,406.5   $48,622.8   $39,702.5
                                        =========   =========   =========   =========   =========

---------------

(1) See the "Management's Discussion and Analysis -- Managed Basis Reporting" section for more information on Managed Basis reporting.
(2) As described in Note 22 to the consolidated financial statements, in January 2000, the Company announced its intention to discontinue its manufactured housing loan origination activities.
(3) In March 1999 the Company sold its recreational vehicle finance business to NationsBank, N.A., a unit of BankAmerica Corporation. See Note 3 to the consolidated financial statements.
(4) Excluding manufactured housing and recreational vehicle receivables, proforma managed receivables from ongoing operations would have been $78.9 billion, $64.1 billion, $53.2 billion, $44.8 billion and $37.7 billion at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

     Home Equity. Home equity lending activities consist of originating and servicing fixed and variable rate mortgage loans that are secured primarily by single-family residential properties. Typically, such loans are not used for the acquisition of homes, but are made to borrowers primarily for the purpose of debt consolidation, including the refinancing of existing mortgage loans, home improvements and a variety of other purposes.

     Home equity loans have maturities of up to 360 months. Fixed rates were charged on approximately 93% of home equity managed receivables outstanding at December 31, 1999. Home equity loans may be secured by either first or second mortgages. At December 31, 1999, approximately 76% of the aggregate net outstanding balance of home equity lending receivables was secured by first mortgages.

     Personal Lending/Retail Sales Finance. The Company's personal lending business consists of direct origination and servicing of secured and unsecured personal loans to individuals. Personal loans are direct consumer loans that are generally not secured by real estate. Such loans may be secured by existing personal property (the realizable value of which may be less than the amount of the loan secured), including automobiles and consumer durables. Personal loan contract terms range up to 60 months and generally require payments on an installment basis. In general, personal loans are made for the purpose of debt consolidation, home improvement, education and purchasing automobiles, appliances and other durable goods. Personal loans are marketed through direct mail, advertising, referrals and the solicitation of existing retail sales finance customers.

     Retail sales finance contracts are generally for the purchase of items such as household electronics and appliances, automobiles, furniture and home improvements. These contracts are generally purchased from retailers of such items, and provide an important source of new customers. The sales finance relationship often leads to other types of financing for the customer based upon the individual's needs. The terms of retail sales finance contracts differ based on the amount financed and the credit quality of the customer. Generally, retail sales finance contracts have terms ranging from 24 to 36 months. Automobile contracts can be written for up to 72 months.

     Truck and Truck Trailer Financing and Leasing. The Company believes that it is one of the leading independent sources of financing and leasing for heavy-duty trucks and truck trailers in the United States based on receivables outstanding. The Company provides retail financing and leasing for purchasers and users of medium-duty trucks, heavy-duty trucks and truck trailers, as well as wholesale financing, accounts receivable financing and working capital loans to dealers and trucking companies. The Company also provides financing and leasing for truck and truck trailer purchases by truck leasing and rental companies. Truck and truck trailer customers are principally located in the United States and, to a lesser extent, in Canada and other countries.

     The Company provides retail financing and leasing of new and used medium-duty trucks, heavy-duty trucks and truck trailers primarily on an indirect basis through truck and truck trailer dealers. Under an installment sales contract, the dealer and purchaser enter into a financing arrangement for the installment purchase of a truck or truck trailer. Subject to credit approval by the Company, the dealer assigns the installment contract to the Company. The Company funds the transaction by a payment to the dealer for the net amount financed in the contract. Retail truck and truck trailer financing and leasing is also sourced directly with truck or truck trailer purchasers.

     Generally, retail financing transactions provide for terms up to 60 months for trucks and up to 84 months for truck trailers at fixed rates of interest. The interest rate varies depending on, among other things, the credit quality of the purchaser, the transaction size, the term and down payment, and whether the collateral is new or used.

     Fleet leasing is provided for users of medium-duty trucks, heavy-duty trucks and truck trailers. Most truck and truck trailer leases are non-maintenance, open-end terminal rental adjustment clause ("TRAC") leases. Under such leases, the customer is responsible for the maintenance and terminal or residual value of the vehicle and the Company generally retains the tax depreciation benefit.

     The Company also provides truck trailer rental services through short-term operating leases. Under these leases, the Company is the owner of the equipment and the lessee enjoys the use of the equipment for periods from a few days to several months.

     In addition, new and used vehicle wholesale financing is provided to truck and truck trailer dealers throughout the United States and, to a lesser extent, Canada. Generally, such loans are short-term with variable (prime rate based) rates and are secured by inventory.

     Credit Card Receivables. Credit card receivables consist primarily of VISA(R) and MasterCard(R) bankcards and private label credit cards which are marketed to the public directly and through co-operative marketing programs with other companies. Bankcards are issued across a wide spectrum of customers with interest rates based on customer credit profiles. Bankcard operations were expanded through the December 1998 agent bank agreement with Washington Mutual Bank, FA. In addition, in December 1999, the Company announced an agreement to acquire the bankcard operations from KeyCorp and enter into an ongoing agent bank partnership. The KeyCorp transaction closed on January 31, 2000. Combined these relationships give the Company rights to market credit card products to approximately 9 million customers through approximately 2,000 branches.

     The private label credit card business consists of customized revolving credit programs for retail and oil companies. The Company's retail Private Label Card program includes Radio Shack, Gateway, Goodyear, Staples, Office Depot and Office Max, among others. The Company's private label oil program includes Texaco, Amoco, Shell Oil and British Petroleum. The Shell Oil and British Petroleum credit card programs were acquired during 1999, establishing the Company as the leading provider of oil company credit cards in the United States. In August 1999, the Company announced an agreement to acquire and manage the proprietary credit card program of CITGO Petroleum Corporation. In March 2000, the Company acquired approximately $130 million in receivables under this agreement. The Company's private label relationships include approximately 38 million oil and retail customers and approximately 82,000 oil and retail outlets. These relationships allow the Company to leverage the oil and retail companies' brand names in order to cross sell related products and services to these customers.

     The Company's credit card related revenues are derived from finance charges on revolving accounts, the interchange fees resulting from merchant discounts, annual membership and other account fees, as well as fees earned from the sale of insurance and other fee-based products. The Company's credit card receivables typically bear variable interest rates tied to movements in the prime lending rate.

     Equipment Financing and Leasing. The Company believes that, based on receivables outstanding, it is one of the leading independent sources of financing and leasing, of new and used construction, mining, forestry, industrial, machine tool, material handling, aircraft, communications and turf maintenance equipment and golf cars in the United States, Canada, the United Kingdom, Puerto Rico and France and to a lesser extent in other countries. Wholesale and rental fleet financing is offered to dealers (who may either sell or rent the equipment to end-users) and retail financing and leasing is offered to equipment end-users.

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

     Leasing for end-users of equipment, either directly to the customer or through dealers is also provided. Finance leases typically include an option for the lessee to acquire the equipment at a set time before the termination of the lease for a specified price (designed to offer the lessee an incentive to purchase as part of residual risk management) and typically include an option for the lessee to acquire the equipment at the end of the lease term for the fair market value. Under certain lease transactions, the Company retains the depreciation tax benefit.

     In addition, the Company provides wholesale and rental fleet financing for selected dealers. Generally, wholesale loans are short-term loans with variable (prime rate based) rates and are secured by inventory.

     Discontinuation of Manufactured Housing Loan Origination Activities. As described in Note 22 to the consolidated financial statements, in January 2000, the Company announced that it would discontinue its manufactured housing retail installment loan origination operations. The Company will limit its origination activities to support its contractual arrangements and loss mitigation activities. Prior to this announcement, the Company purchased manufactured housing retail installment contracts originated by retail dealers and provided wholesale financing to approved manufactured housing dealers. In addition, commercial business loans were offered to certain manufactured housing dealers to provide capital to build new retail sales centers, update existing facilities or expand into community parks.

     Auto Fleet Leasing. The Company believes it is one of the leading providers of auto fleet leasing and management services for corporations in the United States, Canada and the United Kingdom with auto and light truck fleets of generally 100 or more vehicles. These operations were expanded substantially in June 1999 through the acquisition of Newcourt Credit Group's Canadian and U.K. fleet management operations. Management services, which are provided through a centralized operation, primarily include vehicle purchasing and sales, license and title administration, vehicle maintenance management, accident management, fuel card management, driver expense report processing and other tailored services to allow companies to fully outsource their fleet management operations.

     Other Financial Services. The Company's other activities principally include the following:

          Warehouse Lending -- The Company provides short-term financing, secured by real estate mortgages, to mortgage companies and other mortgage lenders.

          Government Guaranteed Lending -- SBA and B&I Loans. The Company extends credit to small businesses that is partially guaranteed by the United States government under the Small Business Administration 7(a), 504, LowDoc, and SBAExpress programs, as well as the USDA Business and Industrial Loan program. These programs provide financing of $50,000 to $5 million for working capital, equipment, commercial real estate, debt refinancing and business acquisitions. The Company maintains Preferred Lender Status in 14 SBA Districts and it plans to extend its Preferred Lender Status to additional SBA districts in the upcoming year.

          Employee Relocation Services. The Company provides corporations and certain federal government agencies with assistance in employee relocation, origination of mortgages and management and disposition of residential real estate.

          Public Finance. The Company provides financing for the acquisition of real and personal property by state and local government entities, not-for-profit (sec.501(c)(3)) corporations and qualified industrial companies in the United States.

          Emergency Roadside Assistance and Auto Club Services. The Company offers various emergency roadside assistance and related auto club services to consumers through major corporations, primarily automobile manufacturers.

     Related Insurance Products and Services. Historically the Company has offered various credit and non-credit insurance products to its finance customers through its consumer and commercial finance product delivery systems. The Company expanded its insurance products and delivery systems through the acquisitions of The Northland Company ("Northland") in December 1998 and Avco in January 1999, as described below. Consumer related insurance products include credit life, credit accident and health, accidental death and dismemberment, involuntary unemployment and personal property insurance. Commercial related insurance products offered include commercial auto and dealers' open lot physical damage, credit life and motor truck cargo insurance. In addition to insurance underwriting, the Company also receives compensation for certain insurance programs underwritten by other companies. The Company underwrites liability insurance in certain states for its commercial auto physical damage customers.

     The purchase of insurance by a finance customer is optional, with the exception of physical damage insurance on loan collateral, which is generally required. The customer can purchase such insurance from the Company or an alternative carrier chosen by the customer.

     The following table sets forth certain information relating to the Company's insurance operations (in millions):

                         INSURANCE STATISTICAL DATA(1)

                                                      YEAR ENDED DECEMBER 31
                                           --------------------------------------------
                                           1999(2)     1998     1997     1996     1995
                                           --------   ------   ------   ------   ------
Net Written Premium
  Credit life, accident and other
     related.............................  $  384.9   $290.1   $307.1   $282.2   $240.6
  Physical damage........................     351.2    197.8    210.3    186.2    180.3
  Other casualty and liability...........     436.6    103.7     91.3     75.9     69.6
                                           --------   ------   ------   ------   ------
          Total..........................  $1,172.7   $591.6   $608.7   $544.3   $490.5
                                           ========   ======   ======   ======   ======
Premium Revenue(3)
  Credit life, accident and other
     related.............................  $  306.6   $210.6   $201.4   $183.8   $164.8
  Physical damage........................     344.8    171.2    152.9    155.1    148.5
  Other casualty and liability...........     404.3     89.7     66.4     63.2     57.3
                                           --------   ------   ------   ------   ------
          Total..........................  $1,055.7   $471.5   $420.7   $402.1   $370.6
                                           ========   ======   ======   ======   ======
Investment Income........................  $  198.9   $ 98.5   $ 82.6   $ 71.7   $ 68.5
                                           ========   ======   ======   ======   ======
Benefits Paid or Provided................  $  447.0   $158.1   $145.7   $148.2   $142.5
                                           ========   ======   ======   ======   ======

---------------

(1) This table does not reflect any direct or indirect expenses that may be associated with the Company's insurance operations. The Company markets its insurance products through its consumer and commercial distribution systems and, accordingly, does not allocate overhead and related expenses to its insurance operations. This table also does not include the non-affiliate insurance operations of Balboa, which were sold in 1999.

(2) The increase in the 1999 Net Written Premium and Premium Revenue relates primarily to the acquisition of Northland and the affiliate insurance operations of Avco.

(3) Includes compensation for insurance policies underwritten by other companies.

     As described below, the Company enhanced existing lines of insurance products through the December 1998 acquisition of Northland and the January 1999 acquisition of Avco. The acquisition of Northland in December 1998 did not have a significant impact on 1998 operating results.

     Northland. The addition of Northland increased the Company's property and casualty insurance business and enhanced the Company's existing lines of insurance products. Northland operates through approximately 5,500 general agents, independent agents and brokers. Historically, the Company has sold credit-related insurance, mainly to customers of its consumer finance and commercial finance operations. Northland's insurance products, which include commercial auto (predominantly trucking), excess and surplus lines and non-standard auto, complemented the Company's insurance business and significantly expand its distribution capability. Nearly half of Northland's writings are in lines of businesses the Company serves extensively through its commercial finance operations. Northland completed its 13th consecutive year of underwriting profit in 1999 with a combined ratio of 92.7. Northland and its subsidiaries operate in 50 states and the District of Columbia and have approximately 750 employees at their St. Paul, Minnesota headquarters and a subsidiary in Scottsdale, Arizona. Northland is rated A+ (Superior) by A.M. Best.

     Avco. The acquisition of Avco included the operations of Balboa Casualty and Life Insurance Companies. Balboa operated both affiliate and non-affiliate insurance businesses. In November 1999, the Company sold its Balboa's non-affiliate insurance business to Countrywide Insurance Group, Inc. The Balboa acquisition significantly expanded the affiliate insurance business of the Company's U.S. and international operations. Affiliate insurance relates to insurance products distributed through the finance affiliates. Avco offered insurance products to consumers and businesses in the United States, Canada and the United Kingdom through its affiliated finance operations, as well as to non-credit related customers. See Note 3 to the consolidated financial statements and the "-- Company Overview" section for more information on the Avco acquisition and related dispositions.

ADDITIONAL INFORMATION REGARDING THE COMPANY

  ALLOWANCE FOR LOSSES, CREDIT LOSSES AND CONTRACTUAL DELINQUENCY

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. As set forth below, the Company's policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are suspended on accounts when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

     The following table sets forth information as of the dates shown regarding the allowance for losses. For further information concerning allowance for losses, net credit losses and contractual delinquencies, see "-- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                ALLOWANCE FOR LOSSES TO NET FINANCE RECEIVABLES

                                                                YEAR ENDED OR AT DECEMBER 31
                                                  ---------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  ---------   ---------   ---------   ---------   ---------
OWNED BASIS
Allowance for Losses Amount (in millions).......  $ 2,174.4   $ 1,978.7   $ 1,949.9   $ 1,563.1   $ 1,268.6
Allowance for Losses to Net Finance
  Receivables...................................       3.16%       3.25%       3.53%       3.36%       3.20%
Allowance for Losses to Net Credit Losses(1)....       1.50x       1.74x       1.59x       1.77x       2.03x

---------------

(1) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

     The Company's ten largest accounts at December 31, 1999 (all of which were current at December 31, 1999) represented less than 1% of the Company's total managed finance receivables outstanding. All of such accounts are secured commercial finance accounts.

  COMPETITION

     The markets in which the Company operates are highly competitive. Many competitors are large companies that have substantial capital and technological and marketing resources. Some of these competitors are larger than the Company in some markets and may have access to capital at a lower cost than the Company. The Company believes that the finance charge rate is one of the primary competitive factors in many of its markets. From time to time, competitors of the Company may seek to compete aggressively on the basis of pricing, and the Company may lose market share to the extent it is not willing to match competitor pricing, in order to maintain interest margins.

     U.S. Credit Card. Competition in the credit card industry has been intense over the last several years. Large money-center banks have been seeking to expand their credit card units through, among other things, aggressive pricing, marketing and acquisitions. In addition, many non-bank competitors specialize in certain growth strategies, such as partnership and database marketing. The Company addresses these competitive pressures by focusing on targeted segments of the domestic consumer market, co-branding relationships and its private label credit card programs.

     U.S. Consumer Finance. Traditional competitors in the U.S. consumer finance segment include independent finance companies, banks and thrift institutions, credit unions, industrial banks, credit card issuers, leasing companies, manufacturers and vendors. On a local level, community banks and smaller independent finance and/or mortgage companies are a competitive force. Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that compete with the Company are able to offer financial services on very competitive terms.

     Competition varies across products offered. While there is considerable competition in the home equity loan market, the market is fragmented with no single competitor claiming a significant market share. The Company, which is primarily a portfolio lender, maintains considerable product and delivery flexibility, which the Company believes is a competitive advantage.

     Competition also varies by delivery system and geographic region. For example, competitors of the Company's branch system are distinct from the competitors of the Company's centralized lending operations.

     Commercial. In its commercial segment, the Company competes with captive and independent finance companies, commercial banks, thrifts and other financial institutions, leasing companies, lease brokers, manufacturers, vendors and others.

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

     International Finance. The competitors of the Company in the international finance segment include those types of business entities which have traditionally competed in the local and international markets. Competition varies on the basis of product and local jurisdiction, with commercial banks, credit card issuers, finance companies and vendors frequently constituting an established source of competition. The Company's experience indicates that primary competitive factors in its international markets vary from market to market but may include product quality, customer service, risk management and capital resources.

     Insurance. The Company also competes with international, national and regional insurance companies, as well as self-insurance programs and captive insurers, to provide its credit related and non-credit related insurance products. Competition in the insurance business is based upon price, product design and service levels rendered to producers and policyholders. The insurance business is extremely competitive, in both price and services, and no single insurer is dominant. The Company believes that its ability to market its insurance products through its distribution systems gives it a distinct competitive advantage over its competitors who do not have such ability.

  REGULATION

     The Company is subject to regulation in most of the countries in which it has operations, and is often required to obtain governmental licensing or approval before commencing business. The Company's opera-tions in the United States are subject to extensive state and federal regulation including, but not limited to, the following federal statutes and regulations:
The Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof, commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), and the Real Estate Settlement Procedures Act, as amended ("RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans.

     In the judgment of the Company, existing statutes and regulations have not had a materially adverse effect on the operations of the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on the future business, financial condition or prospects of the Company.

     U.S. Credit Card. HSB is regulated by the FDIC and the South Dakota Department of Commerce and Regulation -- Banking Division. ANB is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency ("OCC"). ANB's charter limits its activities to credit card operations. In addition, ANB is subject to the rules and regulations of the FDIC. ACB (formerly Associates Investment Corporation) is regulated by the FDIC and the Utah Department of Financial Institutions. HSB, ANB and ACB are subject to regulation relating to capital adequacy, leverage, loans, deposits, consumer protection, community reinvestment, the payment of dividends, transactions with affiliates and other aspects of operations.

     In addition, the Company is subject to the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin or age. Regulation B, promulgated under ECOA, restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     U.S. Consumer Finance. These segments are generally subject to detailed supervision by governmental authorities under legislation and regulations which generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on collection practices and creditor remedies. Licenses are renewable, and may be subject to revocation for violations of such laws and regulations. In addition, most states in the United States have usury laws which limit interest rates. Federal legislation in the United States preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative home equity receivables, except in those states which have specifically opted out of such preemption.

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

     In addition, the Company is subject to the ECOA which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin or age. Regulation B, promulgated under ECOA, restricts the type of information that may be obtained by creditors in connection with a credit application. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are denied credit of the reasons therefor. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the FCRA requires the lender to supply the applicant with the name and address of the reporting agency.

     RESPA covers real estate secured loans that are subordinated to other mortgage loans. RESPA and Regulation X promulgated thereunder require disclosure of certain information to customers within prescribed time frames and regulate the receipt or payment of fees or charges for services performed.

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

     Commercial. Although most jurisdictions do not regulate commercial finance, certain jurisdictions do require licensing of lenders and financiers, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. In the United States the Company is also required to comply with certain provisions of the ECOA which are applicable to commercial loans.

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

     International Finance. The international segment of the Company's finance business is subject to diverse regulatory frameworks. Regulatory qualifications, licensing procedures, interest rates, lending practices and regulatory reporting requirements vary substantially from jurisdiction to jurisdiction.

     In December 1999, the Japanese Government enacted legislation effective June 1, 2000, which reduces the maximum allowable rate for all new loans and borrowings, after the effective date, which financial institutions may charge from 40.004% to 29.2%. As of December 31, 1999, approximately half of the Company's consumer loans in Japan were below the newly enacted rate ceiling of 29.2%. While the legislation will have the effect of decreasing the maximum rate of interest the Company may charge on new loans and borrowings, the Company believes that the change will not have a material adverse impact on the Company's operations. The Company is reviewing its products and services in Japan as well as distribution channels, new products, and expense attributes to minimize any impact of the rate change. Based on previous experiences, the Company believes the decreases in the interest rate ceiling will result in industry consolidation, creating opportunities for portfolio or business acquisitions in Japan.

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

ITEM 2. PROPERTIES.

     The furniture, equipment and other physical property owned by the Company and its subsidiaries represent less than 1% of total assets at December 31, 1999 and are therefore not significant in relation to total assets. Branch finance operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At December 31, 1999, the Company had 2,771 offices worldwide. The Company owns its administrative headquarters in Irving, Texas, consisting of approximately 550,000 square feet, and a centralized processing center also located in Irving, Texas, consisting of approximately 440,000 square feet.

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

     In addition, the Company, like many other companies that operate in regulated businesses, is from time to time the subject of various governmental inquiries and investigations. The Company is currently the subject of certain investigations and inquiries by federal and state governmental authorities relating generally to the Company's lending practices. The Company does not have sufficient information to predict with certainty the ultimate outcome of such investigations and inquiries or their ultimate effect, if any, on the Company's results of operations or financial condition or the manner in which the Company operates its business.

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1999. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Class A Common Stock of the Company is listed on the New York Stock Exchange under the symbol AFS. The high and low sales prices for the Class A Common Stock and the dividends paid per share of the Class A Common Stock for each of the quarterly periods indicated were as follows:

                                                       CLASS A COMMON STOCK PRICE PER SHARE(1)
                                           ---------------------------------------------------------------
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
1999
High.....................................  47 1/2          49               43 7/8          39 13/16
Low......................................  36 7/16         38 1/2           33 11/16        26 3/16
Dividends per share of Class A Common
  Stock and Class B Common Stock.........  $0.055          $0.055           $0.055          $0.065
1998
High.....................................  41 5/16         42 3/4           43 3/8          43 11/16
Low......................................  32 7/8          35 11/16         28 3/32         22 21/32
Dividends per share of Class A Common
  Stock and Class B Common Stock(2)......  $0.050          $0.050           $0.050          $0.055
1997
High.....................................  26 5/16         29 11/16         33 1/8          36 9/32
Low......................................  21 1/4          21 1/16          27 5/8          29 3/8
Dividends per share of Class A Common
  Stock and Class B Common Stock.........  $0.050          $0.050           $0.050          $0.050

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

     As of March 27, 2000, stockholders of record of the Company included approximately 187,367 holders of the Class A Common Stock. See Note 1 of the consolidated financial statements regarding Ford's Spin-Off of its interest in the Company.

     The Company relies primarily on dividends and other intercompany fees from its subsidiaries for the payment of dividends to holders of its Class A Common Stock. Historically, the terms of certain agreements governing outstanding indebtedness of Associates Corporation of North America ("Associates"), First Capital's principal operating subsidiary, contain certain limitations on the payment of dividends and certain other transfers of funds to the Company. The Company's banking subsidiaries, HSB, ANB and ACB, and the Company's insurance subsidiaries may pay dividends and make certain other transfers of funds to the Company only up to amounts permitted by applicable banking and insurance regulations, respectively, and the repatriation of funds from the Company's foreign subsidiaries may be subject to withholding taxes or other restrictions.

     The Company issued 340,668 and 115,000 restricted shares of Class A Common Stock in 1999 and 1998, respectively. The Company awarded these shares to certain employees contingent on their continued employment with the Company. Such shares vest on the fifth anniversary of the date of issuance. The Company believes the issuance of the above shares of common stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to
Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results, which has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1999. The information contained herein is presented on a basis consistent with amounts reported in the historical financial statements on an Owned Basis and should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this report (dollar amounts in millions, except per share information):

                                                     YEAR ENDED OR AT DECEMBER 31
                                     ------------------------------------------------------------
                                       1999         1998         1997         1996        1995
                                     ---------    ---------    ---------    ---------   ---------
Results of Operations
  Total revenue....................  $12,131.2    $ 9,376.8    $ 8,278.6    $ 7,098.2   $ 6,107.2
  Finance charge revenue...........    9,106.4      7,910.4      7,560.2      6,481.0     5,560.8
  Interest expense.................    3,906.5      3,196.7      2,775.2      2,456.0     2,177.9
  Net interest margin..............    5,199.9      4,713.7      4,785.0      4,025.0     3,382.9
  Operating expenses...............    3,894.4      2,798.0      2,339.6      2,002.9     1,754.7
  Provision for losses.............    1,506.4      1,283.5      1,378.1      1,086.5       834.0
  Insurance benefits paid..........      447.0        158.1        145.7        148.2       142.5
  Earnings before provision for
     income taxes..................    2,376.9      1,940.5      1,640.0      1,404.6     1,198.1
  Provision for income taxes.......      886.5        717.0        608.3        547.6       475.0
  Net earnings.....................    1,490.4      1,223.5      1,031.7        857.0       723.1
  Basic earnings per share(1)......       2.05         1.76         1.49         1.24        1.04
  Diluted earnings per share(1)....       2.04         1.75         1.48         1.23        1.04
Balance Sheet Data
  Finance receivables, net of
     unearned finance income.......  $68,817.1    $60,939.0    $55,215.6    $46,512.9   $39,702.5
  Allowance for losses.............    2,174.4      1,978.7      1,949.9      1,563.1     1,268.6
  Total assets.....................   82,956.8     75,175.4     57,232.7     48,268.4    41,303.9
  Short-term debt (notes
     payable)......................   27,253.4     25,709.8     20,970.6     17,075.2    13,747.3
  Long-term debt(2)................   41,404.0     37,596.7     28,228.0     24,029.5    21,372.6
  Stockholders' equity.............    9,800.5      8,526.5      6,268.6      5,437.5     4,801.1
  Stockholders' equity per
     share(1)(3)...................      13.46        11.72         9.05         7.84        6.92
Selected Data and Ratios
  Total debt to equity(4)..........      7.0:1        7.4:1        7.8:1        7.5:1       7.2:1
  Total debt to tangible
     equity(4)(5)..................     11.3:1        9.5:1        9.5:1        9.7:1       9.9:1
  Return on average assets(6)......       1.78%        1.90%        1.95%        1.89%       1.89%
  Return on average equity(6)......      16.28        17.94        17.78        18.31       15.66
  Return on average adjusted
     equity(6)(7)..................      18.03        20.30        21.10        22.86       20.26
  Allowance for losses to net
     finance receivables...........       3.16         3.25         3.53         3.36        3.20
  Allowance for losses to net
     credit losses(8)..............       1.50x        1.74x        1.59x        1.77x       2.03x
Number of employees................     32,486       28,662       22,582       18,984      16,647
Number of branch offices
  Domestic.........................      1,470        1,478        1,568        1,634       1,543
  International....................      1,301        1,044          697          499         404
                                     ---------    ---------    ---------    ---------   ---------
          Total....................      2,771        2,522        2,265        2,133       1,947
                                     =========    =========    =========    =========   =========

---------------

(1) Per share information has been adjusted to give retroactive recognition to the December 23, 1998 stock dividend described in Note 20 to the consolidated financial statements.
(2) Includes current portion of long-term debt.
(3) Based on the basic shares outstanding for each year.
(4) Calculated net of short term investments.

(5) Tangible equity is calculated as stockholders' equity minus goodwill as set forth in Note 9 to the consolidated financial statements. Total debt to tangible equity as adjusted on a pro forma basis to reflect the treatment as equity of a $500 million debt security issued in July 1999, would have been 10.40:1 at December 31, 1999.

(6) During the first quarter of 1996, the Company paid a dividend to Ford totaling $1.85 billion, of which $1.75 billion was in the form of an intercompany interest bearing note. The Company repaid the $1.75 billion intercompany note with Ford during the second quarter of 1996 and received $1.85 billion as a result of the initial public offering. The amounts presented for 1996 include the effect of these transactions. Excluding the impact of these transactions, the Company's return on average assets, on average equity and on average adjusted equity for the year ended December 31, 1996 would have been 1.93%, 17.09% and 20.94%, respectively.

(7) Excludes the push-down goodwill created by Ford's acquisition of foreign affiliates of the Company in 1989.

(8) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is a leading diversified finance organization, which provides finance, leasing, insurance and related services to individual consumers and businesses. The Company's revenues principally consist of finance charge income and, to a lesser extent, insurance premiums and investment income, servicing related income and other fee income. The Company's primary expenses are interest expense from the funding of its finance business, provision for loan losses and operating expenses. A principal factor determining the profitability of the Company is finance charge revenue less interest expense ("net interest margin").

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

MANAGED BASIS REPORTING

     The discussion that follows includes amounts reported in the historical financial statements ("Owned Basis") adjusted on a pro forma basis to include certain effects of receivables held for securitization and receivables sold with servicing retained ("Managed Basis"). On an Owned Basis, the net earnings on the Company's retained securitization interests and receivables held for securitization, as well as gains from subsequent sales in revolving securitization structures, are included in servicing related income in the consolidated statement of earnings. On a pro forma Managed Basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold. The initial gains recorded on securitization transactions are recorded in investment and other income on both an Owned and Managed Basis. Management believes the discussion of pro forma Managed Basis information is useful in evaluating the Company's operating performance.

     The following table contains selected pro forma Managed Basis financial information (in millions):

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Finance charges.............................................  $11,483.0   $ 9,215.0   $ 7,832.2
Insurance premiums..........................................    1,055.7       471.5       420.7
Investment and other income.................................      712.3       343.0       217.6
                                                              ---------   ---------   ---------
  Total revenue.............................................   13,251.0    10,029.5     8,470.5
                                                              ---------   ---------   ---------
Interest expense............................................    4,258.6     3,470.2     2,946.2
Operating expenses..........................................    3,894.4     2,798.0     2,339.6
Provision for losses........................................    2,274.1     1,662.7     1,399.0
Insurance benefits paid or provided.........................      447.0       158.1       145.7
                                                              ---------   ---------   ---------
  Total expenses............................................   10,874.1     8,089.0     6,830.5
                                                              ---------   ---------   ---------
Earnings before provision for income taxes..................    2,376.9     1,940.5     1,640.0
Provision for income taxes..................................      886.5       717.0       608.3
                                                              ---------   ---------   ---------
Net earnings................................................  $ 1,490.4   $ 1,223.5   $ 1,031.7
                                                              =========   =========   =========
Net Finance Receivables
  End of period.............................................  $84,414.7   $71,364.3   $58,406.5
  Average...................................................  $79,088.6   $64,505.8   $53,899.7

Total Assets
  End of period.............................................  $95,088.0   $80,878.3   $60,154.8
  Average...................................................  $89,575.4   $68,836.8   $55,364.3

RESULTS OF OPERATIONS

  Summary of Results of Operations

     The following table summarizes the Company's net earnings and related data (dollars in millions):

                           EARNINGS AND RELATED DATA

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Earnings before provision for income taxes..................  $2,376.9    $1,940.5    $1,640.0
Net earnings................................................   1,490.4     1,223.5     1,031.7
Change in net earnings
  Amount....................................................  $  266.9    $  191.8    $  174.7
  Percent...................................................      21.8%       18.6%       20.4%
Basic earnings per share....................................  $   2.05    $   1.76    $   1.49
Diluted earnings per share..................................      2.04        1.75        1.48
Return on average
  Managed assets............................................      1.66%       1.78%       1.86%
  Equity....................................................     16.28       17.94       17.78
  Adjusted equity...........................................     18.03       20.30       21.10

     Earnings before provision for income taxes and net earnings increased in each of the years ended December 31, 1999, 1998 and 1997. The principal factors that influenced the changes in the Company's net earnings are described in the sections that follow.

     Management believes that the overall business factors and trends affecting the profitability of the foreign subsidiaries are primarily the same as those affecting the Company taken as a whole. Any business factors that are significant and unique to international operations are discussed in this section. See also the discussion of the impact of foreign currency and regulatory related risks in the "-- Market Risk" section, the discussion in the "-- Competition" and "-- Regulation" sections, and in Note 17 to the consolidated financial statements. As illustrated in Note 18 to the consolidated financial statements, the Company derived approximately 31%, 24% and 20% of its earnings before provision for income taxes in 1999, 1998 and 1997, respectively, from its international finance segment.

  Net Interest Margin -- Managed Basis

     The Company's Managed Basis net interest margin was as follows (dollars in millions):

                      NET INTEREST MARGIN -- MANAGED BASIS

                                                          YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------------------------
                                          1999                     1998                     1997
                                 ----------------------   ----------------------   ----------------------
SEGMENT                           AMOUNT    % OF AMR(1)    AMOUNT    % OF AMR(1)    AMOUNT    % OF AMR(1)
-------                          --------   -----------   --------   -----------   --------   -----------
U.S. Credit Card...............  $1,737.9      17.18%     $1,377.8      17.27%     $1,163.0      15.02%
U.S. Consumer Finance..........   2,266.7       7.43       2,080.8       8.14       2,056.3       9.19
Commercial.....................   1,028.4       3.91       1,008.1       4.14         875.7       4.40
International Finance..........   2,191.4      18.04       1,278.1      19.36         791.0      20.50
                                 --------                 --------                 --------
          Total Company........  $7,224.4       9.13%     $5,744.8       8.91%     $4,886.0       9.06%
                                 ========                 ========                 ========

---------------

(1) Expressed as a percentage of Average Managed Receivables ("AMR") of the respective segment for the period.

     The Company's total Managed Basis net interest margin increased on a dollar basis in each segment in 1999 and 1998, primarily due to growth in average managed finance receivables. The 1999 acquisition of Avco and the 1998 acquisitions of Associates Commerce Solutions Inc. ("ACS") (formerly SPS Payment Systems Inc.), DIC Finance Co. Ltd, and Beneficial Canada Holdings, Inc. ("Beneficial Canada") contributed to the growth. Managed Basis net interest margin expressed as a percentage of average managed receivables outstanding ("interest margin ratio") during 1999 increased primarily due to a slight shift in product mix toward more unsecured receivables. Unsecured receivables generally have a higher net interest margin than secured finance products.

     The U.S. credit card segment increase in net interest margin on a dollar basis in 1998 and 1999 was due primarily to the growth in average managed receivables outstanding during both years. The increase in the interest margin ratio in 1999 and 1998 compared to 1997 was primarily due to pricing initiatives implemented during 1998 that effectively increased the amount of fee income generated from these receivables.

     The interest margin ratio for the U.S. consumer finance segment declined in 1999 as compared to 1998 and 1997 primarily as a result of a decline in finance charge rates and a shift in product mix toward receivables secured by real estate. Receivables secured by real estate generally have lower finance charge rates than the other unsecured receivables offered by this segment, resulting in a lower net interest margin.

     A general decline in finance charge rates, due primarily to competitive pressures, caused the decreases in the interest margin ratio for the commercial segment during 1999 as compared to 1998 and 1997. The effect of this decline on the 1999 ratio was somewhat offset by the impact of the Company's sale of the recreational vehicle operations during the first quarter of 1999. Recreational vehicle receivables generally had lower finance charge rates and interest margin ratios than the other receivable products offered by the commercial segment.

     The interest margin ratio for the international finance segment declined in 1999 as compared to 1998 and 1997, primarily as a result of the 1999 acquisition of Avco and the 1998 acquisition of Beneficial Canada. The interest margin ratio for the international finance segment is influenced by the higher margins in Japan. With the acquisitions of Avco and Beneficial Canada, the amount of receivables in Japan as a percent of total international finance receivables declined and, accordingly, the impact of Japan's higher interest margin ratio on the total international finance segment declined resulting in a lower average interest margin ratio for the segment in 1999 and 1998. See discussion of the impact of the June 2000 change in Japan's usury laws in the "-- Regulation" section of Item 1.

  Finance Charges -- Managed Basis

     The finance charge revenue and yield for the Company were as follows (dollars in millions):

                        FINANCE CHARGES -- MANAGED BASIS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Finance Charge Revenue......................................  $11,483.0   $9,215.0   $7,832.2
Yield(1)....................................................      14.51%     14.29%     14.53%

---------------

(1) Calculated as finance charge revenue as a percentage of average managed finance receivables outstanding for the indicated period.

     Finance charge revenue increased, on a dollar basis, primarily due to the growth in the average managed finance receivables during each period. The principal factors which influence the trend of finance charge yields are (i) the composition of the finance receivable portfolios (i.e., "product mix"); (ii) the interest rate environment; and (iii) the level of business competition. A changing interest rate environment, changes in product mix and increased competition were the primary causes of the movements in finance charge yield from 1997 to 1999.

  Interest Expense -- Managed Basis

     Total dollars of Managed Basis interest expense increased in each of the three years ended 1999. In each year, the increase was principally due to higher average outstanding managed debt as a result of the Company's growth in managed finance receivables. The increase in Managed Basis interest expense as a result of growth in 1999 and 1998 was partially offset by a decline in the Company's average borrowing rate in each period.

  Insurance Premium Revenue

     Insurance premium revenue was $1,055.7 million, $471.5 million, and $420.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Insurance premium revenue, which is earned over the coverage term, increased $584.2 million (123.9 %) in 1999, $50.8 million (12.1%) in 1998, and $18.6 million (4.6%) in 1997. The insurance operation is engaged in underwriting credit-related and other specialized insurance products for finance customers. Therefore, a significant portion of insurance sales, and resulting revenue, are largely dependent on finance business activities and volume. The increase in insurance revenue in each of the years was principally caused by increased sales of insurance products associated with the increase in managed receivables outstanding, the December 1998 acquisition of The Northland Company and the January 1999 acquisition of the insurance operations of Avco Financial Services, Inc. See Note 3 to the consolidated financial statements for more information about these acquisitions.

 Investment and Other Income -- Managed Basis

     Managed Basis investment and other income for the years ended December 31, 1999, 1998 and 1997 was $712.3 million, $343.0 million and $217.6 million, respectively. Managed Basis investment and other income primarily is derived from fee-based businesses, such as employee relocation services, emergency roadside assistance and auto club services, real estate title and appraisal fees, trailer rental income, portfolio income and investment gains and losses. Gains and losses on asset securitizations transactions and on sales and dispositions of assets held for sale are also included in investment and other income.

     The increase in investment and other income in 1999 was primarily due to
(i) increased investment income of approximately $100 million on the insurance portfolios principally due to the Northland and Avco acquisitions, (ii) net gains of approximately $100 million on the securitization and sale of receivables during 1999, (iii) approximately $117 million in income generated from certain businesses and assets sold during 1999 and (iv) growth in the Company's fee based businesses. The net operating results of business units and branches held for sale were recorded in investment and other income. No such businesses were held for sale during 1998 or 1997. See Notes 3 and 7 to the consolidated financial statements.

     The increase in investment and other income from 1997 to 1998 was principally due to higher investment income due to the growth in the Company's investment portfolio and growth in fee-based businesses.

  Operating Expenses

     Operating expenses, on an Owned and Managed Basis, were as follows (dollars in millions):

                               OPERATING EXPENSES

                                                          YEAR ENDED DECEMBER 31
                                          ------------------------------------------------------
                                                1999               1998               1997
                                          ----------------   ----------------   ----------------
                                           AMOUNT    % AMR    AMOUNT    % AMR    AMOUNT    % AMR
                                          --------   -----   --------   -----   --------   -----
Salaries and Benefits...................  $1,700.2   2.15%   $1,290.1   2.00%   $1,110.5   2.06%
Occupancy and Supplies..................     456.4   0.58       329.1   0.51       288.9   0.54
Data Processing and Communications......     416.8   0.53       297.3   0.46       251.9   0.47
Advertising.............................     272.2   0.34       215.4   0.33       176.8   0.33
Other...................................   1,048.8   1.32       666.1   1.04       511.5   0.94
                                          --------   ----    --------   ----    --------   ----
          Total.........................  $3,894.4   4.92%   $2,798.0   4.34%   $2,339.6   4.34%
                                          ========   ====    ========   ====    ========   ====
Managed Basis Efficiency Ratio..........             45.6%              43.7%              43.5%
                                                     ====               ====               ====

     Total operating expenses on a dollar basis increased from 1997 to 1999, principally due to increased levels of business volume and outstanding receivables in each of the years. As a percentage of average managed receivables, total operating expenses increased from 1998 to 1999 and remained flat from 1997 to 1998. In addition, the Company's total Managed Basis operating efficiency, as measured by the ratio of total operating expenses to Managed Basis revenues net of Managed Basis interest expense and insurance benefits paid or provided (the "Efficiency Ratio") increased from 1997 to 1999. The increase in other expenses included approximately $140 million in goodwill and other intangible asset amortization, approximately $105 million in new business expense and approximately $35 million in Avco related integration costs. Furthermore, a slight shift in business mix toward more fee based business caused by the acquisitions of The Northland Company and ACS during the fourth quarter of 1998 also contributed to the overall increase. The Efficiency Ratio has declined during each quarter of 1999 and in the fourth quarter 1999 reached the pre-Avco acquisition level.

  Allowance for Losses -- Owned Basis

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. As set forth below, the Company's policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Finance charge accruals are suspended when they become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. Recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. At December 31, 1999 and 1998, net finance receivables on which revenue was not being accrued approximated $1.9 billion and $1.5 billion, respectively. The interest income that would have been recorded if these nonaccruing receivables had been current was approximately $51 million in 1999 and $34 million in 1998.

     The components of the changes in the allowance for losses were as follows (dollars in millions):

               COMPONENTS OF CHANGES IN THE ALLOWANCE FOR LOSSES

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Balance at Beginning of Period..............................  $ 1,978.7   $ 1,949.9   $ 1,563.1
  Provision for losses......................................    1,506.4     1,283.5     1,378.1

  Recoveries on receivables charged off.....................      268.8       237.7       224.9
  Losses sustained..........................................   (1,717.1)   (1,424.6)   (1,454.0)
                                                              ---------   ---------   ---------
          Net credit loss experience........................   (1,448.3)   (1,186.9)   (1,229.1)
                                                              ---------   ---------   ---------
  Reserves of receivables sold or held for
     securitization(1)......................................     (214.0)     (334.7)         --
  Reserves of acquired businesses and other.................      351.6       266.9       237.8
                                                              ---------   ---------   ---------
Balance at End of Period....................................  $ 2,174.4   $ 1,978.7   $ 1,949.9
                                                              =========   =========   =========
Allowance for Losses to Net Finance Receivables.............       3.16%       3.25%       3.53%
Loss Coverage Ratio(2)......................................       1.50x       1.74x       1.59x

---------------

(1) The reserves related to receivables sold during 1997 were not significant.

(2) Calculated as a ratio of the allowance for losses to related trailing or annualized net credit losses on receivables owned at the end of the period (as adjusted to exclude net credit losses related to securitized receivables and to reflect the impact of significant acquisitions).

     The allowance for losses as a percent of net finance receivables declined in both 1999 and 1998, principally due to the securitization and sale of credit card receivables. The 1999 and 1998 securitization transactions described in
Note 7 to the consolidated financial statements contributed to a general shift in product mix on an owned basis from 1997 to 1999 towards more secured portfolios. Secured portfolios generally have lower loss rates and therefore lower allowance requirements than unsecured portfolios.

     Management believes the allowance for losses at December 31, 1999 is sufficient to provide for losses in its portfolios. Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1999 is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

  Net Credit Losses and Contractual Delinquency

     The Company's Managed Basis 60+days contractual delinquency and Managed Basis net credit losses as a percentage of average managed receivables ("AMR") for each of these years are set forth in the following table (dollars in millions):

          MANAGED BASIS CONTRACTUAL DELINQUENCY AND NET CREDIT LOSSES

                                                               YEAR ENDED OR AT DECEMBER 31
                                                              ------------------------------
SEGMENT                                                         1999       1998       1997
-------                                                       --------   --------   --------
60+Days Contractual Delinquency(1)
  U.S. Credit Card..........................................      4.21%      4.79%      3.99%
  U.S. Consumer Finance.....................................      3.77       3.22       2.73
  Commercial(2).............................................      1.26       1.21       1.02
  International Finance.....................................      2.60       2.58       1.93
          Total.............................................      2.77%      2.57%      2.15%
          Total dollars delinquent..........................  $2,478.7   $1,951.9   $1,355.1
Net Credit Losses to AMR
  U.S. Credit Card..........................................      7.13%      7.81%      7.41%
  U.S. Consumer Finance.....................................      2.51       2.41       2.30
  Commercial(2).............................................      0.93       0.46       0.34
  International Finance.....................................      3.98       3.27       2.44
          Total.............................................      2.80%      2.43%      2.32%
          Total dollars.....................................  $2,216.1   $1,566.0   $1,250.0

---------------

(1) As a percentage of gross managed receivables

(2) Commercial segment 60+days delinquency, on a pro forma basis, excluding the impact of manufactured housing and recreational vehicle operations would have been 1.16%, 1.03% and 1.04% for the years ended December 31, 1999, 1998 and 1997, respectively. Commercial segment managed net losses to average managed receivables, on a pro forma basis, excluding the impact of manufactured housing and recreational vehicle operations would have been 0.50%, 0.30% and 0.24% for the years ended December 31, 1999, 1998 and 1997, respectively.

     Managed basis contractual delinquencies and net credit losses on a dollar basis increased in 1999 and 1998 primarily as a result of the growth in finance receivables. As a percentage of AMR, managed basis contractual delinquencies and net credit losses increased in 1999 and 1998 primarily as a result of the shift in product mix toward more unsecured receivables. Unsecured receivables generally have higher losses and delinquencies.

     The U.S. credit card segment managed basis net credit losses to AMR declined in 1999 compared to 1998 primarily because of decreasing loss levels in private label portfolios. The increase in 1998 compared to 1997 was primarily due to generally higher loss rates caused by the increase in consumer bankruptcy levels during 1998.

     The U.S. consumer finance segment managed basis contractual delinquencies and net credit losses to AMR increased from 1998 to 1999 primarily as a result of the Avco acquisition. This caused a shift in product mix toward more unsecured receivables and higher losses in the home equity receivables portfolio. From 1997 to 1998, the primary factor in the increase of contractual delinquencies and net losses to AMR was higher consumer bankruptcy levels.

     The commercial segment managed net credit losses to AMR increased in each comparable period primarily due to higher losses in the retail manufactured housing portfolio. In January 2000, the Company announced plans to discontinue the origination of retail installment and wholesale financing products for the manufactured housing sector. See Note 22 to the consolidated financial statements.

     The international finance segment managed contractual delinquencies and net credit losses to AMR increased in each comparable period. The increases were primarily the result of the first quarter 1999 acquisition of Avco, the first quarter 1998 acquisition of Beneficial Canada and the second quarter 1998 acquisition of DIC Finance Co. Ltd. These acquisitions resulted in a shift in the segment product mix toward more unsecured portfolios. Unsecured portfolios typically have higher losses than secured portfolios. Rising bankruptcy levels also contributed to the increase in 1998.

  Insurance Benefits Paid or Provided

     Insurance benefits paid or provided were $447.0 million in 1999, $158.1 in 1998 and $145.7 in 1997. Benefits paid or provided are influenced by the amount of insurance in force, underwriting standards, loss experience, term of coverage and product mix. Benefits paid or provided increased in 1999 as compared to 1998 and 1997, primarily as a result of more insurance in force resulting from the acquisitions of Northland in December 1998 and Avco in January 1999.

  Provision for Income Taxes

     The Company's provision for income taxes and effective tax rates were as follows (dollars in millions):

                           PROVISION FOR INCOME TAXES

                                                              YEAR ENDED DECEMBER 31
                                           ------------------------------------------------------------
                                                  1999                 1998                 1997
                                           ------------------   ------------------   ------------------
                                                    EFFECTIVE            EFFECTIVE            EFFECTIVE
                                                       TAX                  TAX                  TAX
                                           AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                           ------   ---------   ------   ---------   ------   ---------
U.S. statutory rate......................  $831.9     35.0%     $679.2     35.0%     $574.0     35.0%
  State income taxes.....................    26.9      1.1        27.1      1.4        22.6      1.4
  Non-deductible goodwill................    26.2      1.1        17.9      0.9         6.1      0.4
  Other..................................     1.5      0.1        (7.2)    (0.3)        5.6      0.3
                                           ------     ----      ------     ----      ------     ----
Provision for income taxes...............  $886.5     37.3%     $717.0     37.0%     $608.3     37.1%
                                           ======     ====      ======     ====      ======     ====

     The effective tax rate decreased in 1998 principally due to an increase in the utilization of foreign tax credits available to the Company. The available foreign tax credits primarily related to estimated taxes paid or accrued by the Company on its Japan-based earnings. In addition, the Company was allocated foreign tax credits under a tax sharing agreement with Ford in 1998 and 1997.

     The effective tax rate increase in 1999 compared to 1998 and 1997 is due to an increase in non-deductible goodwill due primarily to the 1998 acquisitions of the stock of Beneficial Canada and Northland.

     The reduction in the effective state income tax rate in 1999 compared to 1998 and 1997 is attributable to an increase in foreign earnings as a percentage of total Company earnings.

FINANCIAL CONDITION

  Growth in Managed Finance Receivables

     The Company experienced growth in managed finance receivables in 1999 and 1998 as follows (dollars in millions):

                     GROWTH IN MANAGED FINANCE RECEIVABLES

                                                       YEAR ENDED OR AT DECEMBER 31
                                         ---------------------------------------------------------
                                                    1999                          1998
                                         ---------------------------   ---------------------------
                                                      INCREASE FROM                 INCREASE FROM
                                                       PRIOR YEAR                    PRIOR YEAR
                                                     ---------------               ---------------
SEGMENT                                   BALANCE     AMOUNT      %     BALANCE     AMOUNT      %
-------                                  ---------   ---------   ---   ---------   ---------   ---
U.S. Credit Card Finance...............  $10,928.3   $ 1,306.3   14    $ 9,622.0   $ 1,782.7   23
U.S. Consumer Finance..................   31,566.8     4,756.3   18     26,810.5     2,825.5   12
Commercial(1)..........................   27,948.6     1,479.0    6     26,469.6     4,165.4   19
International Finance..................   13,971.0     5,508.8   65      8,462.2     4,184.2   98
                                         ---------   ---------         ---------   ---------
          Total Managed Receivables....  $84,414.7   $13,050.4   18    $71,364.3   $12,957.8   22
                                         =========   =========         =========   =========

-------------------------

(1) Excluding manufactured housing and recreational vehicle receivables, the managed receivables, dollar increase from prior year and percentage increase from prior year would have been $22.5 billion, $3.2 billion and 17%, and $19.2 billion, $2.1 billion and 12% for December 31, 1999 and 1998, respectively.

     The growth in managed receivables was primarily due to the January 6, 1999 acquisition of Avco. Internal managed receivable growth for 1999 adjusted for announced acquisitions and dispositions was 44%. Had the Avco acquisition closed at the end of 1998, internal managed receivable growth adjusted for announced acquisitions and dispositions in 1999 would have been approximately 90%.

  Debt

     Total outstanding debt was $68.7 billion and $63.3 billion at December 31, 1999 and 1998, respectively. Such amounts of debt reflect net increases of $5.4 billion (8.5%) in 1999 and $14.1 billion (28.7%) in 1998. In both years, the increase was primarily a result of the growth in net finance receivables. At December 31, 1999 and 1998, short-term debt, including the current portion of long-term debt, as a percent of total debt was 52% for both years. The current portion of long-term debt at December 31, 1999 and 1998 was $8.8 billion and $7.7 billion, respectively.

  Stockholders' Equity

     Stockholders' equity increased to $9.8 billion in 1999 from $8.5 billion in 1998. This increase was primarily due to 1999 net earnings and an unrealized foreign currency gain of $31.7 million. This increase in stockholders' equity was partially offset in 1999 by dividends paid of $167.5 million and unrealized loss on securities of $93.8 million. The effects of foreign currency movements were partially offset through the Company's use of derivative financial instruments as described in Note 17 to the consolidated financial statements.

  Liquidity/Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange rate risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short and long-term debt, cash provided from the Company's operations and asset securitizations. Management believes the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

     A principal strength of the Company is its ability to access the global debt and capital markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations are principally funded through domestic and international borrowings and asset securitizations. The Company's foreign subsidiaries are principally funded through private and public debt borrowings in the transactional currency and fully hedged intercompany borrowings.

     At December 31, 1999 and 1998, the Company had short- and long-term debt outstanding of $68.7 billion and $63.3 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's principal operating subsidiary, Associates Corporation of North America, in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the years ended December 31, 1999 and 1998, the Company raised term debt aggregating $9.9 billion and $13.3 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At December 31, 1999, these credit facilities were allocated to provide at least 75% coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit. See Note 10 to the consolidated financial statements.

     The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the increased use of asset securitization. The Company's securitization transactions up to this point have included the manufactured housing, home equity and credit card asset-backed classes. The Company has additional asset classes in its portfolio which can be securitized, including asset classes within its foreign operations.

     The Company has entered into various support agreements on behalf of its foreign subsidiaries. Under these support agreements, the Company has either guaranteed specific issues of such subsidiaries' debt or agreed to supervise operations in a responsible manner and to provide additional support on a lender's reasonable request. See Notes 10, 11 and 17 to the consolidated financial statements for a further description of these borrowings and currency hedging activities.

     The Company has entered into agreements with certain debt and asset backed security holders which may require the Company to purchase such securities. See Notes 12 and 16 to the consolidated financial statements. Management believes it has sufficient liquidity to support these requirements.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue.

     The Company had a company-wide initiative that addressed the Year 2000 Compliance issue. A team of technology professionals began addressing the Year 2000 Compliance issue in 1995. Since then, all significant third party and internal applications that required modification to ensure Year 2000 Compliance have been identified and addressed.

     The transition from 1999 to 2000 was closely monitored to assure any unforeseen problems were quickly resolved. No significant Year 2000 Compliance related problems were identified. The Company will continue monitoring through the first quarter of 2000 to assure any problem that may occur is quickly identified and resolved.

     There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In addition, there are many risks associated with the Year 2000 Compliance issue, including but not limited to the possible failure of the Company's computer and information technology systems. Any such failure could have a material adverse affect on the Company including the inability to properly bill and collect payments from customers and errors or omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of Year 2000 Compliance. Any such failure by a third party bank, regulatory agency, group of investors, securities exchange or clearing agency, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company. The Company has not yet experienced any such failure.

     From the inception of the Year 2000 readiness project through December 31, 1999 the Company incurred and expensed approximately $31 million for incremental costs primarily related to third party vendors, outside contractors and additional staff dedicated to the Year 2000 readiness project. The Company expects that it will incur additional future incremental costs related to the project of approximately $2 million. These incremental costs do not include existing resources allocated to the project effort. The Company's Year 2000 project is expected to continue through March 2000. The first quarter of the Year 2000 effort is specifically designed to monitor all Year 2000 transition activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, except when the derivative qualifies as a hedge in accordance with the standard. This statement will be effective for the Company for the 2001 fiscal year. The Financial Accounting Standards Board is considering amending SFAS 133, as a result, the Company has not yet determined the impact SFAS 133 and any related amendment will have on its earnings or financial position. The Company has been proactive in evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133.

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

     - Rapid changes in interest rates, which may (i) limit the Company's ability to generate new finance receivables (ii) decrease the Company's net interest margins and (iii) adversely affect the valuation of the Company's interest sensitive assets.

     - Increase in contractual delinquencies, non-performing loans and credit losses.

     - Decline in the values of collateral securing customer obligations resulting in increased credit losses.

     - Rapid changes in receivable prepayment rates.

     - Adverse changes, or any announcement relating to a possible or contemplated adverse change, in the ratings obtained from any of the independent rating agencies relating to the Company's debt securities or other financial instruments.

     - The inability of the Company to access capital and financing on terms acceptable to the Company.

     - The decline in stock price adversely affecting the Company's ability to access the equity markets.

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

     - Adverse results in litigation matters and governmental proceedings involving the Company.

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

     - Natural events and acts of God such as earthquakes, fires or floods affecting the Company's branches and other operating facilities.

     - The Company's ability and the ability of third parties with whom the Company has relationships to ensure that systems are year 2000 compliant.

     - The Company's ability to integrate the operations of acquisitions into its operations and to efficiently exit selected operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company is exposed to a variety of market risks, including the effects of movements in interest rates and foreign currency. Interest rate and foreign exchange rate exposures are monitored and managed by the Company as an integral part of its overall risk management program. The principal goal of the Company's risk management program is to reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company utilizes derivative instruments, including foreign currency forward exchange agreements and currency swaps as well as interest rate swap and treasury lock agreements, as part of its overall risk management program. See Notes 2 and 17 to the consolidated financial statements for a further discussion of the Company's use of derivative financial instruments. The Company also believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of long-term interest rate movements.

  Interest Rate Risk -- Managed Basis

     Beginning in 1999, the Company began measuring interest rate risk on a Managed Basis including both on- and off-balance sheet assets and liabilities. Accordingly, certain prior period interest rate risk measures have been restated to conform to the current year presentation. Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. The Company's gap position is defined as the sum of floating rate asset balances and scheduled principal payments on fixed rate assets, less the sum of floating rate liability balances and scheduled principal payments on fixed rate liabilities, all on a Managed Basis. The Company measures its gap position at various time horizons, ranging from three months to five years. At December 31, 1999, 1998 and 1997, the one-year gap was a negative 5%, and a positive 3% and 8%, respectively. A positive one year gap indicates that a greater percentage of assets than liabilities will reprice within a one-year time frame.

     The Company also uses a simulation model to evaluate the impact on earnings under a variety of scenarios. These scenarios may include a change in the absolute level of interest rates, prepayments, interest rate spread relationships, loan rates and floors, state and national usury ceilings, and changes in the volumes and rates of various managed asset and liability categories. For an immediate 1% increase in rates, projected annual after-tax earnings on managed assets would have declined by 3.5% at December 31, 1999 and less than 1% at December 31, 1998 and 1997. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

     For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's Managed assets and liabilities and their exposure to changes in interest rates. The VAR was calculated using an historical simulation risk model to calculate changes in earnings due to changes in interest rates on all significant on- and off-balance sheet exposures on a Managed Basis. The simulation generates monthly interest rate scenarios over a forecast horizon of 12 months. The VAR analysis calculates the potential after-tax earnings at risk associated with changes in interest rates, with a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules) over this forward 12-month period. The model assumes interest rates are normally distributed and draws volatilities from various market sources. At December 31, 1999, 1998 and 1997, interest rate movements would affect annual after-tax earnings by approximately $60 million, $19 million and $11 million, respectively, as calculated under the VAR methodology. This interest rate VAR averaged $23 million in 1999 and $17 million in 1998. The primary reason for the 1999 increase in the results of the simulation model and the VAR is attributed to an increase in the mix of floating rate debt at the end of 1999.

  Foreign Currency Risk

     The Company is exposed to foreign currency risk from changes in the value of underlying assets and liabilities of its non-United States dollar denominated foreign investments. The Company has employed a variety of risk management tools such as borrowing and lending in local currencies, converting offshore funding to US Dollars, as well as using derivative instruments to hedge its investment in foreign subsidiaries. The Company has also performed a VAR analysis on the Company's exposure to changes in foreign currency exchange rates. The VAR is calculated using an historical simulation model to calculate changes in earnings from foreign currency risk on all significant on and off-balance sheet exposures. The simulation generates foreign currency exchange rate scenarios and volatilities over a 12-month horizon and calculates the potential after-tax earnings at risk associated with foreign currency fluctuations, with a 95% confidence level (as required under applicable United States Securities and Exchange Commission rules). The model assumes currency prices are normally distributed and draws volatility and cross currency correlation data from JP Morgan Risk Metrics(TM) for the Company's three material currency exposures, Japanese Yen, Canadian Dollars and British Pounds Sterling. At December 31, 1999, 1998 and 1997 currency volatility would affect annual after-tax earnings by approximately $4 million, $11 million and $4 million, respectively, as calculated under the VAR methodology. This currency rate VAR averaged $1 million in 1999 and $3 million in 1998.

     The Company utilizes a wide variety of risk management methods, including those discussed above, and believes that no single risk model provides a reliable method of monitoring and controlling risk. While these models are sophisticated, the quantitative risk information generated is limited by the model's parameters. Therefore, such models do not substitute for the experience or judgment of management to adjust positions and revise strategies as deemed necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Associates First Capital Corporation

     We have audited the accompanying consolidated balance sheets of Associates First Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associates First Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Dallas, Texas
January 27, 2000

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
REVENUE
  Finance charges...........................................  $ 9,106.4   $7,910.4   $7,560.2
  Servicing related income..................................    1,256.8      651.9       80.1
  Insurance premiums........................................    1,055.7      471.5      420.7
  Investment and other income...............................      712.3      343.0      217.6
                                                              ---------   --------   --------
                                                               12,131.2    9,376.8    8,278.6
EXPENSES
  Interest expense..........................................    3,906.5    3,196.7    2,775.2
  Operating expenses........................................    3,894.4    2,798.0    2,339.6
  Provision for losses on finance receivables...............    1,506.4    1,283.5    1,378.1
  Insurance benefits paid or provided.......................      447.0      158.1      145.7
                                                              ---------   --------   --------
                                                                9,754.3    7,436.3    6,638.6
                                                              ---------   --------   --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES..................    2,376.9    1,940.5    1,640.0
PROVISION FOR INCOME TAXES..................................      886.5      717.0      608.3
                                                              ---------   --------   --------
NET EARNINGS................................................  $ 1,490.4   $1,223.5   $1,031.7
                                                              =========   ========   ========
NET EARNINGS PER SHARE
  Basic.....................................................  $    2.05   $   1.76   $   1.49
                                                              =========   ========   ========
  Diluted...................................................  $    2.04   $   1.75   $   1.48
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS...................................  $ 1,026.3   $ 4,665.6
INVESTMENTS IN DEBT AND EQUITY SECURITIES...................    7,176.5     6,678.7
FINANCE RECEIVABLES, net of unearned finance income,
  allowance for credit losses and insurance policy and
  claims reserves...........................................   65,656.8    57,496.4
OTHER ASSETS................................................    9,097.2     6,334.7
                                                              ---------   ---------
          Total assets......................................  $82,956.8   $75,175.4
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
NOTES PAYABLE, unsecured short-term
  Commercial Paper..........................................  $25,991.9   $24,144.3
  Bank Loans................................................    1,261.5     1,565.5
ACCOUNTS PAYABLE AND ACCRUALS...............................    4,498.9     3,342.4
LONG-TERM DEBT
  Senior Notes..............................................   40,978.8    37,171.4
  Subordinated and Capital Notes............................      425.2       425.3
                                                              ---------   ---------
                                                               41,404.0    37,596.7
STOCKHOLDERS' EQUITY
  Series A Junior Participating Preferred Stock, $0.01 par
     value, 734,500 shares authorized, no shares issued or
     outstanding............................................         --          --
  Class A Common Stock, $0.01 par value, 1,150,000,000
     shares authorized, and 728,747,443 and 728,228,488
     shares issued in 1999 and 1998, respectively...........        7.3         7.3
  Class B Common Stock, $0.01 par value, 144,118,820 shares
     authorized, no shares issued or outstanding............         --          --
  Paid-in Capital...........................................    5,282.1     5,273.7
  Retained Earnings.........................................    4,501.8     3,178.9
  Accumulated Other Comprehensive Income....................       44.7       106.8
  Less 597,785 and 980,314 shares of Class A Common Stock
     held at cost in Treasury in 1999 and 1998,
     respectively...........................................      (35.4)      (40.2)
                                                              ---------   ---------
          Total stockholders' equity........................    9,800.5     8,526.5
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $82,956.8   $75,175.4
                                                              =========   =========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                      ACCUMULATED
                                                                         OTHER                      TOTAL
                                      COMMON   PAID-IN    RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                      STOCK    CAPITAL    EARNINGS      INCOME        STOCK        EQUITY
                                      ------   --------   --------   -------------   --------   -------------
DECEMBER 31, 1996...................   $3.5    $4,007.5   $1,204.3      $222.2        $   --      $5,437.5
  Comprehensive income
    Net earnings....................                       1,031.7                                 1,031.7
    Other comprehensive loss, net of
      tax...........................                                     (49.6)                      (49.6)
                                                          --------      ------                    --------
         Total comprehensive
           income...................                       1,031.7       (49.6)                      982.1
  Cash dividends on Common Stock
    ($0.20 per share)...............                        (138.6)                                 (138.6)
  Treasury stock and other..........               (2.9)                                (9.5)        (12.4)
                                       ----    --------   --------      ------        ------      --------
DECEMBER 31, 1997...................    3.5     4,004.6    2,097.4       172.6          (9.5)      6,268.6
  Comprehensive income
    Net earnings....................                       1,223.5                                 1,223.5
    Other comprehensive loss, net of
      tax...........................                                     (65.8)                      (65.8)
                                                          --------      ------                    --------
         Total comprehensive
           income...................                       1,223.5       (65.8)                    1,157.7
  Sale of Class A Common Stock......    0.2     1,266.5                                            1,266.7
  Cash dividends on Common Stock
    ($0.205 per share)..............                        (142.0)                                 (142.0)
  Stock dividend....................    3.6        (3.6)                                                --
  Treasury stock and other..........                6.2                                (30.7)        (24.5)
                                       ----    --------   --------      ------        ------      --------
DECEMBER 31, 1998...................    7.3     5,273.7    3,178.9       106.8         (40.2)      8,526.5
  Comprehensive income
    Net Earnings....................                       1,490.4                                 1,490.4
    Other comprehensive loss, net of
      tax...........................                                     (62.1)                      (62.1)
                                                          --------      ------                    --------
         Total comprehensive
           income...................                       1,490.4       (62.1)                    1,428.3
  Cash dividends on Common Stock
    ($0.23 per share)...............                        (167.5)                                 (167.5)
  Treasury stock and other..........                8.4                                  4.8          13.2
                                       ----    --------   --------      ------        ------      --------
DECEMBER 31, 1999...................   $7.3    $5,282.1   $4,501.8      $ 44.7        $(35.4)     $9,800.5
                                       ====    ========   ========      ======        ======      ========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Cash Flows from Operating Activities
  Net earnings...........................................  $  1,490.4   $  1,223.5   $  1,031.7
  Adjustments to reconcile net earnings for non-cash and
     other operating activities:
     Provision for losses on finance receivables.........     1,506.4      1,283.5      1,378.1
     Amortization of goodwill and other intangible
       assets............................................       234.0         92.9         51.6
     Depreciation and other amortization.................       278.0        247.1        271.0
     Increase in insurance policy and claims reserves....       131.7          2.5         70.7
     Purchases of trading securities, net of sales and
       maturities........................................          --         (0.3)      (117.7)
     (Decrease) increase in accounts payable and
       accruals..........................................    (1,207.1)        78.6         21.6
     Deferred income taxes...............................       173.3         28.2        (31.8)
     Net gains on sale of assets and other...............      (155.2)        (3.6)        (3.0)
                                                           ----------   ----------   ----------
          Net cash provided from operating activities....     2,451.5      2,952.4      2,672.2
                                                           ----------   ----------   ----------

Cash Flows from Investing Activities
  Finance receivables originated or purchased............   (64,840.7)   (55,346.9)   (52,136.8)
  Finance receivables liquidated.........................    55,705.9     44,118.2     40,715.6
  Proceeds from securitizations and sales of finance
     receivables.........................................     7,285.7      3,559.8      1,345.9
  Sale of finance businesses and branches................     2,216.8           --           --
  Acquisitions of other finance businesses, net..........    (4,170.5)    (2,692.4)       (39.7)
  Purchases of available-for-sale securities.............    (2,503.5)    (2,212.1)      (319.3)
  Sales and maturities of available-for-sale
     securities..........................................     1,497.6      1,482.3        301.9
  Increase in other assets...............................      (925.9)      (807.4)      (794.3)
                                                           ----------   ----------   ----------
          Net cash used for investing activities.........    (5,734.6)   (11,898.5)   (10,926.7)
                                                           ----------   ----------   ----------

Cash Flows from Financing Activities
  Issuance of long-term debt.............................     9,892.7     13,266.1      8,183.5
  Retirement of long-term debt...........................    (9,015.7)    (5,048.7)    (3,773.3)
  (Decrease) increase in notes payable...................    (1,279.3)     3,966.0      3,903.1
  Cash dividends.........................................      (167.5)      (142.0)      (138.6)
  Sale of Class A Common Stock...........................          --      1,266.7           --
  Treasury stock and other...............................        22.4        (17.0)       (12.4)
                                                           ----------   ----------   ----------
          Net cash (used for) provided from financing
            activities...................................      (547.4)    13,291.1      8,162.3
Effect of foreign currency translation adjustment on
  cash...................................................       191.2       (112.6)        78.5
                                                           ----------   ----------   ----------
(Decrease) increase in cash and cash equivalents.........    (3,639.3)     4,232.4        (13.7)
Cash and cash equivalents at beginning of year...........     4,665.6        433.2        446.9
                                                           ----------   ----------   ----------
Cash and cash equivalents at end of year.................  $  1,026.3   $  4,665.6   $    433.2
                                                           ==========   ==========   ==========
Cash paid for:
  Interest...............................................  $  3,889.4   $  3,208.9   $  2,741.5
                                                           ==========   ==========   ==========
  Income taxes...........................................  $    641.1   $    584.6   $    712.2
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     Associates First Capital Corporation ("First Capital" or the "Company"), a Delaware corporation, is a leading diversified financial services organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and internationally.

     From October 31, 1989 to April 7, 1998, First Capital was a subsidiary of Ford FSG, Inc. and an indirect-owned subsidiary of Ford Motor Company ("Ford"). On May 8, 1996, the Company made an initial public offering of 67 million shares of its Class A Common Stock representing a 19.3% interest in the Company. On April 7, 1998, Ford completed a spin-off (the "Spin-Off") of its 80.7% interest in First Capital in the form of a tax-free distribution of its First Capital Class A Common Stock to Ford common and Class B stockholders. Immediately prior to, and in connection with the Spin-Off, all of the issued and outstanding shares of the Company's Class B Common Stock were converted at par value to an equal number of shares of the Company's Class A Common Stock. Effective with this distribution, First Capital was no longer a subsidiary of Ford and became a fully independent company.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

  Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.

  Revenue Recognition

     Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Premiums and discounts on purchased receivables are considered as yield adjustments. The unamortized balance is included in finance receivables and the associated amortization is included in finance charge revenue. Finance charge accruals are generally suspended when the accounts become 60 days contractually delinquent. The accrual is resumed when the loan becomes contractually current. At December 31, 1999 and 1998, net finance receivables on which revenue was not being accrued approximated $1.9 billion and $1.5 billion, respectively. The interest income that would have been recorded in 1999 and 1998 if these nonaccruing receivables had been current was approximately $51 million and $34 million, respectively.

     Insurance premiums are recorded as unearned premiums when collected or when written and are subsequently amortized into income based on the nature and term of the underlying insurance contracts. The methods of amortization used are pro rata, sum-of-the-years-digits and a combination thereof.

     Gains or losses on sales of securities classified as available-for-sale are included in investment and other income when realized. Unrealized gains or losses on securities classified as available-for-sale are reported, net of tax, as a component of accumulated other comprehensive income. Realized and unrealized gains or losses on trading securities (principally preferred stock) are included in investment and other income as incurred. The cost basis of securities sold is determined by the first-in, first-out method.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for 1999, 1998 and 1997 were $272 million, $215 million and $177 million, respectively.

  Receivables Sold with Servicing Retained

     The Company periodically securitizes certain pools of receivables in both public and private markets and accounts for such transactions in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under SFAS 125, a sale is recognized when control over the receivables is relinquished. In applying SFAS 125, the Company recognizes the resulting gains at the time of initial sale and each subsequent sale for revolving receivable arrangements. Initial gains on securitization transactions are recorded in the consolidated statement of earnings as investment and other income. The income earned on securitization related securities retained by the Company, including the recognition of the yield on such securities as well as subsequent sales for revolving receivable arrangements, is recorded in the consolidated statement of earnings as servicing related income.

     Initial gains on securitization transactions represent the difference between the net proceeds received and the allocated carrying amount of the receivables sold. The allocation of carrying amount is based on the relative fair value of the individual financial components sold and retained pursuant to the transaction. The financial components typically consist of such items as the interests sold, retained senior securities, retained subordinated securities, retained interest only strips and retained servicing rights. No servicing asset or liability has been recorded related to the securitization transactions because the Company earns service fees at rates which approximate adequate compensation.

     Senior securities are typically valued at par while subordinated securities are typically valued at a discount using an estimated market discount rate and cash flow estimates which consider the effects prepayments and losses will have on the timing of the subordinated interest cash flows. The fair value of interest only strips represents the present value of future excess cash flows, using the "cash-out" method. Such future cash flows are estimated using valuation assumptions appropriate for the type of receivable and transaction structure. The resulting estimated cash flows represent the difference between the finance charge and fee income received from the obligors on the finance receivables and the sum of the interest paid to the investors in the asset-backed securities, credit losses, servicing fees and other expenses. Significant valuation assumptions relate to the average lives of the receivables sold, including the anticipated prepayment speeds and the anticipated credit losses, as well as the appropriate market discount rate. Significant changes in these assumptions could impact the recorded value of retained securitization interests.

     The securitization related securities are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Marketable Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not recover all of its recorded investment, the assets are classified as available-for-sale investments and measured at fair value. Any unrealized holdings gains or losses are reported, net of income tax effects, as a component of accumulated other comprehensive income in the consolidated balance sheet until realized. On a quarterly basis, the Company assesses the carrying value of its securitization related securities for impairment. If a decline in fair value is deemed other than temporary, the securities are adjusted to their fair value through a charge to operations.

     There can be no assurance that the Company's estimates used to determine the fair value of the securitization related securities, including those used to determine the related gains, will remain appropriate for the life of each securitization.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Finance Receivables

     Receivables origination and commitment fees and loan origination costs generally are deferred and amortized as a component of finance charges over the life of the related receivable. Receivables which are expected to be securitized and sold are included in other assets as receivables held for sale and recorded at the lower of cost or market. The aggregate method is used in determining the lower of cost or market of receivables held for sale. Finance receivables include the Company's share of aggregate rentals on lease financing transactions and residual values, net of related unearned income. Lease financing transactions are principally direct financing leases. Unearned income is amortized under a method which substantially results in an approximately level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in finance income.

  Allowance for Losses on Finance Receivables

     The Company maintains an allowance for losses on finance receivables at an amount that it believes is sufficient to provide for losses in its existing receivables portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of the present loss exposure at the end of the period considering economic conditions and the nature and characteristics of the underlying finance receivables. The Company records an allowance for losses when it believes the event causing the loss has occurred. The allowance is evaluated on an aggregate basis considering, among other things, the relationship of the allowance to net finance receivables and historical net credit losses. Additions to the allowance are generally charged to the provision for losses on finance receivables.

     Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. As set forth below, the Company's policy generally provides for charge-off of various types of accounts on a contractual basis. Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days contractually delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually delinquent for one year. A contractually delinquent account is one on which the customer has not made payments as contractually agreed. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Although the allowance for losses on finance receivables reflected in the Company's consolidated balance sheet at December 31, 1999 is considered adequate by the Company's management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with the Company's finance receivables. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. The Company's results of operations and financial condition could be materially adversely affected to the extent that the Company's allowance is insufficient to cover such changes or events.

  Insurance Reserves

     The reserves for future benefits and refunds upon cancellation of credit life and health insurance and property and casualty insurance for the affiliate insurance business are provided for in the unearned premium reserve for each class of insurance. Affiliate insurance relates to insurance products distributed through the finance affiliates. The Company classifies its affiliated insurance reserves as a component of finance receivables because the related policy benefits are generally included in the financed receivable balance as shown in Note 7. The reserves for future benefits and refunds upon cancellation of credit life and health insurance and property and casualty insurance for the non-affiliate insurance business are provided for in accounts payable and accruals for each class of insurance. In addition, reserves for reported claims on credit accident and health

                      ASSOCIATES FIRST CAPITAL CORPORATION
insurance are established based on standard morbidity tables used in the insurance business for such purposes. Claim reserves for reported property and casualty insurance claims are based on estimates of costs and expenses to settle each claim. Additional amounts of reserves, based on prior experience and insurance in force, are provided for each class of insurance for claims which have been incurred but not reported as of the balance sheet date.

  Intangible Assets

     Amounts of goodwill relating to acquisitions are being amortized using the straight-line method over periods not exceeding forty years. Other intangible assets, which are made up primarily of customer lists, operating agreements, trademarks and credit card customer relationships are amortized using the straight-line method over the assets' estimated useful lives ranging from five to twenty years. The carrying value of goodwill and other intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill or the other intangible assets will not be recoverable, as determined based on undiscounted cash flows, the carrying value of the goodwill or the other intangible asset is reduced by the estimated short-fall of discounted cash flows.

  Foreign Currency

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

     Foreign currency transactions resulted in net gains of approximately $3.2 million and $3.0 million during the years ended December 31, 1999 and 1998, respectively, and a net loss of approximately $2.1 million during the year ended December 31, 1997.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using statutory tax rates in effect for the year in which the differences are expected to reverse.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reported in the consolidated balance sheet approximate fair value.

  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company, but did affect the disclosure of segment information as illustrated in Note 18.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Derivative Financial Instruments

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and generally holds derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap and treasury lock agreements. See Note 17 for additional information related to derivative financial instruments.

     Forward currency exchange agreements are used to hedge the Company's net investment in Japan. Accordingly, unrealized translation gains and losses on these agreements are recorded, net of tax, as a separate component of accumulated other comprehensive income. The economic discount on such agreements is recognized over the agreement life on a straight-line basis as an adjustment to interest expense.

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

     Treasury futures and option contracts are used to minimize fluctuations in the value of certain investments classified as available-for-sale. Accordingly, unrealized gains and losses on these agreements are recorded, net of tax, as a separate component of accumulated other comprehensive income.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, except when the derivative qualifies as a hedge in accordance with the standard. This statement will be effective for the Company for the 2001 fiscal year. The Financial Accounting Standards Board is considering amending SFAS 133, as a result, the Company has not yet determined the impact SFAS 133 and any related amendment will have on its earnings or financial position. The Company has been proactive in evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133.

NOTE 3 -- SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

  1999 Significant Acquisitions

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

                      ASSOCIATES FIRST CAPITAL CORPORATION

     On January 6, 1999, the Company purchased the assets and assumed the liabilities of Avco Financial Services, Inc. ("Avco") for $3.9 billion. Prior to the acquisition, Avco, formerly a subsidiary of Textron Inc., was a global, diversified financial services company with approximately $9 billion in assets. Founded in 1927, Avco's product offerings included home equity lending, retail sales finance and consumer loans, equipment, inventory and vendor finance, and credit and collateral-related insurance. At the date of acquisition, Avco had operations in the U.S., Canada, Puerto Rico, Australia, the United Kingdom, New Zealand, France, Hong Kong, Spain, Ireland, India and Sweden. All intangibles resulting from this transaction, primarily consisting of goodwill, customer lists and trademarks, are being amortized using the straight-line method. As described in the "Significant Dispositions" section that follows, certain of these operations were subsequently sold by First Capital. The Company assumed from Avco approximately $7.5 billion in debt and, after giving effect for the sale of these operations, acquired approximately $6.0 billion in finance receivables, $2.1 billion in goodwill and $690 million in other intangible assets. In 1999 the Company expensed approximately $100 million in Avco related goodwill and other intangible asset amortization and approximately $35 million in Avco related integration costs. In addition, the Company established an integration plan that identified the activities that would not be continued after the acquisition and the cost of exiting those activities. Those costs primarily consisted of severance costs and related expenses, lease termination costs and other contractual liabilities. The total amount of the integration cost reserve was approximately $146 million at the date of the Avco acquisition. At December 31, 1999, the remaining integration reserve balance was approximately $44 million. This amount was primarily comprised of unpaid lease termination costs.

  1998 Significant Acquisitions

     In December 1998, the Company acquired The Northland Company ("Northland") for approximately $660 million. Based in St. Paul, Minnesota, Northland provides insurance products through Jupiter Holdings, Inc. and mortgage banking, real estate management brokerage and related services through various other subsidiaries. The Company acquired the insurance related business of Northland only. Northland divested its other businesses prior to acquisition.

     In October 1998, the Company purchased substantially all of the assets of SPS Transaction Services, Inc. ("SPS"), including its wholly-owned subsidiaries, SPS Payment Systems Inc. and Hurley State Bank. In addition, the Company purchased certain receivables managed by SPS that were owned by an affiliate of SPS, Mountain West Financial Corporation. The total purchase price was approximately $1.4 billion. SPS processes credit card transactions, administers consumer private-label credit card programs, processes commercial accounts receivable and handles inbound telemarketing services. The Company completed this transaction in October 1998, which added approximately $2.1 billion in managed credit card receivables.

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

     All of the transactions described above were accounted for as purchases, and as such, the results of these operations are included in the consolidated results of the Company from the respective acquisition dates.

     The unaudited pro forma combined revenues, net earnings and net earnings per basic and diluted share of the Company including the above transactions were approximately $12.2 billion, $1.5 billion, $2.04 and $2.03, respectively, for the year ended December 31, 1999 and $11.8 billion, $1.2 billion, $1.71 and $1.70, respectively, for the year ended December 31, 1998. These unaudited pro forma results include the historical

                      ASSOCIATES FIRST CAPITAL CORPORATION
operating results of the significant 1999 and 1998 acquisitions and dispositions related to these acquisitions and assume that these transactions occurred at the beginning of each applicable period. Certain adjustments, including additional common shares outstanding and interest and amortization expenses associated with these purchases are reflected in the pro forma results. This information has been prepared for comparative purposes only, and is based on the historical operating results of these entities prior to their acquisition by the Company and does not include cost savings and other profit enhancement initiatives introduced by the Company that management believes will be reflected in the post-acquisition operating results. As a result, management does not believe that these pro forma results are indicative of the actual results that would have occurred had the acquisitions closed at the beginning of each period.

  Pending Acquisitions

     In December 1999, the Company announced an agreement to enter into an agent bank partnership with KeyCorp, under which the companies will jointly manage KeyCorp's credit card program. Under the terms of the agreement, First Capital also will acquire KeyCorp's credit card portfolio of approximately $1.3 billion in receivables and nearly 600,000 active VISA(R) and MasterCard(R) accounts. The transaction closed on January 31, 2000 (unaudited) and will be accounted for as a purchase.

     In November 1999, the Company announced an agreement to acquire Arcadia Financial Ltd. ("Arcadia"). Arcadia is a leading U.S. independent automobile finance company which services over $5 billion in finance receivables. The acquisition is expected to close during the first half of 2000. The Company entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia approximately $500 million of retail installment sales contracts in November and December 1999. In the event of a termination of the merger between the Company and Arcadia, approximately $200 million of these receivables may be repurchased by Arcadia. Additionally, the Company purchased approximately $350 million of retail installment sales contracts in January, February and March 2000 (unaudited).

     In August 1999, the Company announced an agreement to acquire and manage the proprietary credit card program of CITGO Petroleum Corporation. The transaction closed in March 2000 (unaudited) and the Company acquired approximately $130 million in receivables.

  Significant Dispositions

     In November 1999, the Company closed the sale of its Balboa Life and Casualty Insurance Group ("Balboa") to a subsidiary of Countrywide Credit Industries, Inc. for approximately $425 million. First Capital acquired Balboa when it purchased Avco Financial Services, Inc. in January 1999.

     In July 1999, the Company sold the Network Transaction Services unit of its Associates Commerce Solutions, Inc. subsidiary (formerly SPS Payment Systems, Inc.) to Alliance Data Systems, a leading provider of electronic transaction processing services for approximately $169 million.

     In June 1999, the Company sold its Avco consumer and commercial finance operations in Australia and New Zealand, which were acquired in the Avco transaction, to General Electric Capital Corporation, a subsidiary of General Electric Company, for approximately $493 million.

     In June 1999, the Company sold 41 of its Canadian consumer branches to Commercial Credit Corporation CCC Limited, a subsidiary of Citigroup, Inc., for approximately $155 million. All of these branches were acquired from Avco in January 1999.

     In March 1999, the Company sold Fleetwood Credit Corporation, its recreational vehicle financing subsidiary, to NationsBank, N.A., a unit of BankAmerica Corporation for approximately $227 million.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     In March 1999, the Company sold 128 domestic consumer finance branches to Commercial Credit Corporation, a subsidiary of Citigroup, Inc., for approximately $640 million. All of these branches were acquired from Avco in January 1999.

     The operating income recorded on the above dispositions was included in investment and other income from January 1, 1999 through the date of the related sale. The operating income and any related net gains or losses on the above dispositions recorded in investment and other income during 1999 was approximately $117 million.

NOTE 4 -- EARNINGS PER SHARE

     Earnings per share on a basic and diluted basis is calculated as follows (in millions, except per share amounts and adjusted for the stock dividend described in Note 20):

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Basic net earnings per share:
  Net earnings.........................................  $1,490.4   $1,223.5   $1,031.7
  Weighted average shares outstanding..................     728.1      695.8      693.0
                                                         $   2.05   $   1.76   $   1.49
                                                         ========   ========   ========
Diluted net earnings per share:
  Net earnings.........................................  $1,490.4   $1,223.5   $1,031.7
  Weighted average shares outstanding plus assumed
     conversions.......................................     731.5      699.9      695.9
                                                         $   2.04   $   1.75   $   1.48
                                                         ========   ========   ========
Calculation of weighted average shares outstanding plus
  assumed conversions:
  Weighted average shares outstanding..................     728.1      695.8      693.0
  Effect of dilutive securities options(1).............       3.4        4.1        2.9
                                                         --------   --------   --------
                                                            731.5      699.9      695.9
                                                         ========   ========   ========

(1) At December 31, 1999, 12,251,465 outstanding stock options were not included in the computation of 1999 diluted net earnings per share because these options' exercise price was greater than the average market price of common shares outstanding.

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, on January 1, 1998. SFAS 130 requires the reporting of all items which are required to be recognized under generally accepted accounting standards as components of comprehensive income
(loss) in the financial statements. Accordingly, total comprehensive income for the years ended 1999, 1998 and 1997 is reported in the Company's consolidated statement of changes in stockholders' equity. Total

                      ASSOCIATES FIRST CAPITAL CORPORATION
accumulated other comprehensive income is reported in the Company's consolidated balance sheet. The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                                                   DECEMBER 31
                                                            -------------------------
                                                             1999      1998     1997
                                                            -------   ------   ------
Foreign currency translation adjustments..................  $ 148.8   $117.1   $168.2
Net unrealized (loss) gain on available-for-sale
  securities..............................................   (104.1)   (10.3)     4.4
                                                            -------   ------   ------
  Accumulated other comprehensive income..................  $  44.7   $106.8   $172.6
                                                            =======   ======   ======

     The components of other comprehensive income (loss) are as follows:

                                                         YEAR ENDED DECEMBER 31, 1999
                                                    ---------------------------------------
                                                    BEFORE TAX   TAX (EXPENSE)   NET-OF-TAX
                                                      AMOUNT        BENEFIT        AMOUNT
                                                    ----------   -------------   ----------
Foreign currency translation adjustments..........   $  50.6        $(18.9)        $ 31.7
Unrealized losses on available-for-sale
  securities:
  Unrealized holding losses arising during the
     period.......................................    (140.7)         50.4          (90.3)
  Less: reclassification for gains realized in net
     income.......................................      (5.5)          2.0           (3.5)
                                                     -------        ------         ------
          Net unrealized losses...................    (146.2)         52.4          (93.8)
                                                     -------        ------         ------
  Other comprehensive income (loss)...............   $ (95.6)       $ 33.5         $(62.1)
                                                     =======        ======         ======

                                                         YEAR ENDED DECEMBER 31, 1998
                                                    ---------------------------------------
                                                    BEFORE TAX   TAX (EXPENSE)   NET-OF-TAX
                                                      AMOUNT        BENEFIT        AMOUNT
                                                    ----------   -------------   ----------
Foreign currency translation adjustments..........   $ (81.1)       $  30.0       $ (51.1)
Unrealized losses on available-for-sale
  securities:
  Unrealized holding losses arising during the
     period.......................................     (23.4)           8.6         (14.8)
  Less: reclassification for losses realized in
     net income...................................       0.2           (0.1)          0.1
                                                     -------        -------       -------
          Net unrealized losses...................     (23.2)           8.5         (14.7)
                                                     -------        -------       -------
  Other comprehensive income (loss)...............   $(104.3)       $  38.5       $ (65.8)
                                                     =======        =======       =======

NOTE 6 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

  Available-for-Sale Securities

     Available-for-sale securities consist of retained securitization interests (as described in Notes 2 and 7), bonds, notes and preferred stock and other equity securities. As applicable, the Company invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market.

     During 1999, gross realized gains and losses on sales of investments in debt and equity securities amounted to $6.3 million and $11.4 million, respectively. During 1998, gross realized gains and losses on sales of investments in debt and equity securities amounted to $26.0 million and $2.4 million, respectively. Unrealized gains or losses are reported as a component of accumulated other comprehensive income, net of tax. During the fourth quarter of 1999, the Company wrote down its retained interests in certain manufactured housing transactions by approximately $26 million. This write down represented a permanent impairment in the value of these investments. Accordingly, the loss resulting from this write down was recorded in investment and other income.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The following tables set forth, by type of available-for-sale security issuer, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated market value at December 31, 1999 and 1998 (in millions):

                                                                   1999
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Retained securitization interests...........  $4,040.7      $  --       $ (25.9)    $4,014.8
Preferred stock.............................     708.3       13.5         (93.6)       628.2
Municipal bonds.............................     250.1        3.0          (4.1)       249.0
Other.......................................      33.0         --            --         33.0
Insurance Subsidiaries
  Mortgage-backed...........................     602.1        0.1         (15.9)       586.3
  Municipal obligations.....................     417.1        0.1         (23.6)       393.6
  Corporate obligations.....................     573.4        0.1         (17.9)       555.6
  Preferred stock...........................     200.9        1.1         (16.2)       185.8
  U.S. government obligations...............     317.9        0.2         (10.3)       307.8
  Other equity securities...................       5.2        1.0          (0.3)         5.9
  Other.....................................     194.4        0.4          (5.1)       189.7
                                              --------      -----       -------     --------
          Total available-for-sale
            securities......................  $7,343.1      $19.5       $(212.9)    $7,149.7
                                              ========      =====       =======     ========

                                                                   1998
                                              -----------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   ESTIMATED
                                              AMORTIZED    HOLDING      HOLDING      MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
Retained securitization interests...........  $4,016.8      $ 0.9       $    --     $4,017.7
Preferred stock.............................     718.7        2.4         (28.7)       692.4
Other.......................................       2.5         --            --          2.5
Insurance Subsidiaries
  Mortgage-backed...........................     567.9        3.7          (0.6)       571.0
  Municipal obligations.....................     431.3        2.9            --        434.2
  Corporate obligations.....................     338.7        1.5          (1.0)       339.2
  Preferred stock...........................     149.9        0.8          (0.6)       150.1
  U.S. government obligations...............     108.9        0.9          (1.0)       108.8
  Other equity securities...................     105.9         --            --        105.9
  Other.....................................     235.4        1.1          (0.4)       236.1
                                              --------      -----       -------     --------
          Total available-for-sale
            securities......................  $6,676.0      $14.2       $ (32.3)    $6,657.9
                                              ========      =====       =======     ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The amortized cost and estimated market value of available-for-sale securities at December 31, 1999 by contractual maturity are shown below (in millions):

                                                                      1999
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in one year or less.....................................  $  112.9    $  115.1
Due in one year through five years..........................     638.3       625.3
Due after five years through ten years......................     642.1       615.2
Due after ten years.........................................     977.7       942.4
                                                              --------    --------
     Subtotal...............................................   2,371.0     2,298.0
Retained securitization interests...........................   4,040.7     4,014.8
Equity securities...........................................     931.4       836.9
                                                              --------    --------
          Total.............................................  $7,343.1    $7,149.7
                                                              ========    ========

  Trading Securities

     Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at December 31, 1999 and 1998 was $26.8 million and $20.8 million, respectively. Historical cost at December 31, 1999 and 1998 was $17.1 million and $15.5 million, respectively. On July 1, 1998, the Company's preferred stock investments of $582.5 million were redesignated by management as available-for-sale securities. Previously, preferred stock investments were designated as trading securities.

NOTE 7 -- FINANCE RECEIVABLES

  Composition of Net Finance Receivables

     At December 31, 1999 and 1998, net finance receivables consisted of the following products (in millions):

                                                                1999        1998
                                                              ---------   ---------
Home equity.................................................  $25,015.0   $22,458.2
Personal lending and retail sales finance...................   16,012.4    11,459.2
Truck and truck trailer.....................................   13,130.3    10,783.6
Equipment...................................................    6,977.3     6,114.0
Credit card.................................................    2,247.1     3,138.1
Auto fleet leasing..........................................    2,070.1     1,589.7
Manufactured housing(1).....................................    1,849.0     3,648.2
Recreational vehicles(2)....................................         --       479.7
Warehouse lending and other(3)..............................    1,515.9     1,268.3
                                                              ---------   ---------
  Finance receivables, net of unearned finance income ("net
     finance receivables")(4)...............................   68,817.1    60,939.0
Allowance for losses on finance receivables.................   (2,174.4)   (1,978.7)
Insurance policy and claims reserves(5).....................     (985.9)   (1,463.9)
                                                              ---------   ---------
  Finance receivables, net of unearned finance income,
     allowance for losses and insurance policy and claims
     reserves...............................................  $65,656.8   $57,496.4
                                                              =========   =========

---------------

(1) As described in Note 22, in January 2000, the Company announced its intention to discontinue its manufactured housing loan origination operations.

                      ASSOCIATES FIRST CAPITAL CORPORATION

(2) As described in Note 3, the Company sold its recreational vehicle finance business in March 1999.

(3) Includes warehouse lending, government guaranteed lending and municipal finance.

(4) Unearned finance income was approximately $4.7 billion and $4.0 billion at December 31, 1999 and 1998, respectively.

(5) At December 31, 1998, insurance policy and claims reserves included approximately $678 million of non-affiliate insurance reserves. The December 31, 1999 balance only includes affiliate insurance reserves: non-affiliate insurance reserves of approximately $721 million are included in accounts payable and accruals.

  Securitizations and Sales of Finance Receivables

     During 1999 approximately $1.6 billion of the Company's private label credit card receivables were securitized and sold to a master trust. Additionally, approximately $2.3 billion of the Company's investment in the Bankcard securitization master trust formed in 1998 was sold during 1999. The Company received $3.2 billion in proceeds from these transactions, of which $2.6 billion was in the fourth quarter, and retained securitization interests in the master trust of approximately $770 million.

     During the fourth quarter of 1999, the Company securitized and sold approximately $2.4 billion of home equity receivables. The Company received approximately $2.0 billion in proceeds from this transaction and retained approximately $460 million in interests in the securitization trusts. Also during the fourth quarter of 1999, the Company sold a home equity receivables portfolio of approximately $80 million.

     During the third quarter of 1999, approximately $2.5 billion of the Company's manufactured housing receivables were securitized and sold to a trust. The Company received $2.0 billion in proceeds from this transaction and retained $500 million in interests in the trust.

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

     During 1997, the Company securitized and sold approximately $800 million of manufactured housing, retail finance receivables and approximately $533 million of recreational vehicle retail finance receivables, respectively.

     In the aggregate, the Company recorded a net gain of approximately $100 million in 1999 on the above transactions, of which approximately $68 million was recorded in the fourth quarter. No significant net gain or loss was recorded in the 1998 or 1997 securitization transactions.

     In each of these transactions, the Company retained servicing responsibilities for the receivables sold. The retained securitization interests, as described in Notes 2 and 6, are classified as available-for-sale investment securities on the consolidated balance sheet.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The table below summarizes the significant assumptions used to value the Company's retained securitization interests at December 31, 1999:

                                                              CREDIT   HOME EQUITY   MANUFACTURED
                                                               CARD      LENDING       HOUSING
                                                              ------   -----------   ------------
Weighted average discount rate(1)...........................     12%         10%           11%
Projected prepayment rate...................................    n/m       20-30%        10-12%
Projected loss rate(2)......................................   8-10%          8%         9-12%

---------------

(1) Represents the weighted average discount rate used to value the retained interest components which include interest only strips and subordinated and other retained interests.

(2) Loss rates are annualized and exclude recoveries for credit card and cumulative for home equity and manufactured housing.

     The above assumptions are consistent with those used to determine the initial retained interest valuation and the gains on 1999 securitization transactions. In addition to the assumptions noted above, the Company utilized certain transaction structures that included written put options to the investors. These put options had the impact of reducing the securitization gains recognized in 1999 by approximately $23 million. See Note 16 for additional information.

  Contractual Maturities of Net Finance Receivables

     At December 31, 1999, contractual maturities of net finance receivables were as follows (in millions):

YEAR DUE                                                         TOTAL
--------                                                       ---------
2000........................................................   $15,889.9
2001........................................................    10,609.7
2002........................................................     8,072.5
2003........................................................     6,436.5
2004 and thereafter.........................................    27,808.5
                                                               ---------
                                                               $68,817.1
                                                               =========

     It is the Company's experience that a substantial portion of the loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

  Direct Financing Leases

     Included in net finance receivables are direct financing leases as follows (in millions):

                                                                    DECEMBER 31
                                                               ---------------------
                                                                 1999        1998
                                                               ---------   ---------
Minimum lease rentals.......................................   $ 7,766.4   $ 6,841.8
Unearned finance income.....................................    (1,143.5)   (1,016.0)
                                                               ---------   ---------
Net investment in direct financing leases...................   $ 6,622.9   $ 5,825.8
                                                               =========   =========

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Future net minimum lease rentals on direct financing leases for each of the years succeeding December 31, 1999 are as follows (in millions):
2000 -- $1,884.9; 2001 -- $1,333.9; 2002 -- $1,231.1; 2003 -- $1,111.4;
2004 -- $619.1 and 2005 and thereafter -- $442.5.

  Dispersion of Finance Receivables

     The Company has geographically dispersed finance receivables. At December 31, 1999, approximately 77% of the Company's Owned Basis total receivables were dispersed across the United States, and the remaining 23% were in foreign countries. Of the total receivables, 11% were in Japan, 8% in California, 6% in Canada, 6% in Texas and 5% in Florida; no other individual state or foreign country had more than 4%.

NOTE 8 -- ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                                           YEAR ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1999        1998        1997
                                                      ---------   ---------   ---------
Balance at beginning of period......................  $ 1,978.7   $ 1,949.9   $ 1,563.1
  Provision for losses..............................    1,506.4     1,283.5     1,378.1
  Recoveries on receivables charged off.............      268.8       237.7       224.9
  Losses sustained..................................   (1,717.1)   (1,424.6)   (1,454.0)
  Reserves of receivables sold or held for
     securitization(1)..............................     (214.0)     (334.7)         --
  Reserves of acquired businesses and other.........      351.6       266.9       237.8
                                                      ---------   ---------   ---------
Balance at end of period............................  $ 2,174.4   $ 1,978.7   $ 1,949.9
                                                      =========   =========   =========

---------------

(1) The reserves related to receivables sold during 1997 were not significant.

NOTE 9 -- OTHER ASSETS

     The components of other assets at December 31, 1999 and 1998 were as follows (in millions):

                                                                1999       1998
                                                              --------   --------
Goodwill, net...............................................  $3,747.8   $1,890.4
Notes and other receivables.................................   1,877.9    1,172.9
Other intangible assets, net................................   1,579.4      929.8
Property and equipment......................................     662.2      608.7
Collateral held for resale..................................     431.7      297.4
Relocation client advances..................................     185.4      171.8
Finance receivables held for sale or securitization, net....     153.0      812.2
Other.......................................................     459.8      451.5
                                                              --------   --------
          Total.............................................  $9,097.2   $6,334.7
                                                              ========   ========

     Reductions as a result of goodwill amortization were $128.8 million and $67.1 million for 1999 and 1998, respectively. Reductions as a result of other intangible asset amortization were $105.2 million and $25.8 million for 1999 and 1998, respectively. Goodwill and other intangible assets are net of accumulated amortization of $644.3 million and $396.0 million at December 31, 1999 and 1998, respectively, and related deferred tax liabilities. Other changes in the amount of goodwill were principally due to changes in foreign exchange rates which impact the translation of foreign currency denominated goodwill recorded on the books of the Company's international subsidiaries.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 10 -- CREDIT FACILITIES

     At December 31, 1999, the Company had the following credit facilities (in millions):

                                                                FACILITY
                                                               AMOUNTS(1)
                                                               ----------
Domestic
  Lines of credit...........................................   $ 4,272.8
  Syndicated credit facilities..............................    14,455.0
                                                               ---------
          Total domestic....................................    18,727.8
Foreign
  Lines of credit...........................................        45.0
  Syndicated credit facilities..............................     2,821.1
                                                               ---------
          Total foreign.....................................     2,866.1
                                                               ---------
          Total domestic and foreign........................   $21,593.9
                                                               =========

---------------

(1) Included in these amounts are $210 million and $2.2 billion of lines of credit and syndicated credit facilities, respectively, that are available to either First Capital or Associates Corporation of North America.

     Lines of credit and syndicated credit facilities may be withdrawn only under certain standard conditions, including, as to the credit facilities identified above, failure to pay principal or interest when due, breach of representations, warranties or covenants, default on other debt, or bankruptcy or other insolvency-type proceedings. As to the credit facilities of the foreign operations, in addition to the foregoing standard conditions, certain facilities contain provisions which prohibit withdrawals as a result of any material adverse changes in the financial conditions of such operations. The Company principally pays fees for the availability of its credit facilities. These credit facilities are used to support commercial paper borrowings and utilized uncommitted lines of credit.

  Limitation on Minimum Tangible Net Worth

     Restrictions defined in certain syndicated credit facilities require the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At December 31, 1999, the Company's tangible net worth, as defined in the syndicated credit facilities, was approximately $6.1 billion.

NOTE 11 -- NOTES PAYABLE

     Commercial paper notes are issued by the Company in the minimum amount of $100,000 with terms generally from one to 270 days. Bank loan terms range from one to 365 days. Information pertaining to the Company's commercial paper notes and bank loans is set forth below for the periods indicated (dollar amounts in millions):

                                                              COMMERCIAL        BANK
                                                              PAPER NOTES      LOANS
                                                              -----------     --------
Domestic Notes Payable
  Ending balance at December 31, 1999.......................   $18,991.0      $  990.7
  Weighted average interest rate at December 31, 1999.......        5.62%         4.92%
  Ending balance at December 31, 1998.......................   $20,578.6      $1,070.7
  Weighted average interest rate at December 31, 1998.......        5.18%         6.05%

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                              COMMERCIAL        BANK
                                                              PAPER NOTES      LOANS
                                                              -----------     --------
Foreign Notes Payable
  Ending balance at December 31, 1999.......................   $ 7,000.9      $  270.8
  Weighted average interest rate at December 31, 1999.......        5.58%         4.01%
  Ending balance at December 31, 1998.......................   $ 3,565.7      $  494.8
  Weighted average interest rate at December 31, 1998.......        5.28%         4.29%
Total Notes Payable
  Ending balance at December 31, 1999.......................   $25,991.9      $1,261.5
  Weighted average interest rate at December 31, 1999.......        5.61%         4.72%
  Ending balance at December 31, 1998.......................   $24,144.3      $1,565.5
  Weighted average interest rate at December 31, 1998.......        5.20%         5.49%

NOTE 12 -- LONG-TERM DEBT

     Outstanding balances of long-term debt at December 31 were as follows (in millions):

                                          1999          1999
                                        INTEREST      WEIGHTED
                                          RATE        AVERAGE    MATURITIES
                                         RANGE          RATE      THROUGH       1999        1998
                                     --------------   --------   ----------   ---------   ---------
Senior Notes:
  Domestic:
     Notes.........................  5.25% - 11.40%     6.10%       2037      $34,128.5   $32,585.2
     Investment notes..............  6.10% -  7.37%     7.37%       2001           50.9       104.3
                                                                              ---------   ---------
                                                                               34,179.4    32,689.5
                                                                              ---------   ---------
  Foreign:
     Japan.........................  1.23% -  8.00%     2.57%       2004        2,062.2     2,346.6
     All other foreign.............  0.22% - 32.00%     5.04%       2004        4,737.2     2,135.3
                                                                              ---------   ---------
                                                                                6,799.4     4,481.9
                                                                              ---------   ---------
          Total senior notes.......                                            40,978.8    37,171.4
                                                                              ---------   ---------
Subordinated and Capital Notes:
  Domestic:
     Subordinated..................  6.88% -  8.15%     7.25%       2009          425.0       425.0
     Capital.......................  4.68% -  9.00%     6.73%       2002            0.2         0.3
                                                                              ---------   ---------
          Total subordinated and
            capital debt notes.....                                               425.2       425.3
                                                                              ---------   ---------
          Total long-term debt.....                                           $41,404.0   $37,596.7
                                                                              =========   =========

     The weighted average interest rate for total long-term debt was 5.82% at December 31, 1999 and 6.12% at December 31, 1998.

     In 1999, the Company issued a $500 million senior note to a trust which in turn issued $500 million in trust securities to an institutional investor in a private transaction. The trust securities and senior notes mature in 2002.

     In 1997, the Company issued a $500 million senior note to a trust which in turn issued $500 million in trust securities to institutional investors. The trust securities and senior notes mature in September 2000.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 2000, $8,758.9 million; 2001, $7,313.2 million; 2002, $7,943.5 million; 2003, $5,815.1 million; 2004,
$3,514.4 million and 2005 and thereafter, $8,058.9 million. Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life of the debt obligation.

NOTE 13 -- INCOME TAXES

     The following table sets forth the components of the provision for income taxes and deferred income tax (benefit) for the periods indicated (in millions):

                                                        UNITED STATES
                                                       ---------------
                                                       FEDERAL   STATE   FOREIGN   TOTAL
                                                       -------   -----   -------   ------
Year Ended December 31, 1999
  Current...........................................   $438.8    $38.0   $236.4    $713.2
  Deferred..........................................     90.8      3.3     79.2     173.3
                                                       ------    -----   ------    ------
                                                       $529.6    $41.3   $315.6    $886.5
                                                       ======    =====   ======    ======
Year Ended December 31, 1998
  Current...........................................   $463.2    $41.7   $183.9    $688.8
  Deferred..........................................     22.1       --      6.1      28.2
                                                       ------    -----   ------    ------
                                                       $485.3    $41.7   $190.0    $717.0
                                                       ======    =====   ======    ======
Year Ended December 31, 1997
  Current...........................................   $443.5    $34.8   $161.8    $640.1
  Deferred..........................................    (14.5)      --    (17.3)    (31.8)
                                                       ------    -----   ------    ------
                                                       $429.0    $34.8   $144.5    $608.3
                                                       ======    =====   ======    ======

     At December 31, 1999 and 1998, the components of the Company's net deferred tax asset were as follows (in millions):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Provision for losses on finance receivables and other.....  $1,439.2   $1,040.3
  Foreign tax credits.......................................      87.7       27.9
  Postretirement and other employee benefits................     112.4       66.4
                                                              --------   --------
                                                               1,639.3    1,134.6
Deferred tax liabilities:
  Leasing transactions......................................    (579.0)    (513.6)
  Goodwill..................................................    (373.6)    (269.0)
  Finance revenue and other.................................    (563.0)    (223.6)
                                                              --------   --------
                                                              (1,515.6)  (1,006.2)
                                                              --------   --------
     Net deferred tax asset.................................  $  123.7   $  128.4
                                                              ========   ========

     Prior to the Spin-Off in April 1998, First Capital and its subsidiaries were included in the consolidated federal income tax return of Ford. First Capital and its subsidiaries filed a consolidated First Capital federal income tax return for the period of April 8, 1998 through December 31, 1998. The provision for income taxes for both the period before the Spin-Off and after the Spin-Off was computed on a consolidated, stand-alone basis.

                      ASSOCIATES FIRST CAPITAL CORPORATION

The effective tax rate differed from the statutory United States federal income tax rate as follows:

                                                                % OF PRETAX INCOME
                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1999     1998     1997
                                                              ----     -----    -----
Statutory tax rate..........................................  35.0%    35.0%    35.0%
State tax rate..............................................   1.1      1.4      1.4
Non-deductible goodwill.....................................   1.1      0.9      0.4
Other.......................................................   0.1     (0.3)     0.3
                                                              ----     ----     ----
  Effective tax rate........................................  37.3%    37.0%    37.1%
                                                              ====     ====     ====

     Effective with the April 1998 Spin-Off, Ford and the Company entered into an amended and restated tax sharing agreement which, among other matters, required the Company to pay a net amount of $22.4 million effectively settling certain amounts due to and from Ford.

NOTE 14 -- LEASE COMMITMENTS

     Leases on the Company's branch and operating center facilities are primarily short-term and generally provide for renewal options not exceeding the initial term. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $198.5 million, $145.2 million, and $123.8 million, respectively. Minimum rental commitments as of December 31, 1999 for all noncancelable leases (primarily office leases) for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 are $108.8 million, $81.9 million, $57.6 million, $37.4 million and $44.9 million, respectively, and $45.1 million thereafter.

NOTE 15 -- EMPLOYEE BENEFITS

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

     The funded status of these Plans is as follows (dollars in millions):

                                                          PENSION BENEFITS    OTHER BENEFITS
                                                          ----------------   -----------------
                                                           1999      1998     1999      1998
                                                          -------   ------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $ 562.8   $492.7   $ 123.4   $ 129.8
  Service cost..........................................     36.5     24.7       9.0       5.9
  Interest cost.........................................     37.5     32.7      10.2       7.4
  Plan participants' contributions......................       --       --       0.4       0.2
  Plan amendment........................................     (1.2)      --     (18.3)       --
  Acquisition...........................................       --       --      32.5        --
  Actuarial (gains)/losses..............................    (88.7)    24.6     (20.6)    (16.7)
  Benefits paid.........................................    (15.1)   (11.9)     (4.5)     (3.2)
                                                          -------   ------   -------   -------
          Benefit obligation at end of year.............  $ 531.8   $562.8   $ 132.1   $ 123.4
                                                          =======   ======   =======   =======

                      ASSOCIATES FIRST CAPITAL CORPORATION

                                                          PENSION BENEFITS    OTHER BENEFITS
                                                          ----------------   -----------------
                                                           1999      1998     1999      1998
                                                          -------   ------   -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........  $ 538.6   $473.5   $    --   $    --
  Actual return on plan assets..........................    101.2     75.8        --        --
  Employer contributions................................     29.9      1.2       4.1       3.0
  Plan participants' contributions......................       --       --       0.4       0.2
  Benefits paid.........................................    (15.1)   (11.9)     (4.5)     (3.2)
                                                          -------   ------   -------   -------
          Fair value of plan assets at end of year......  $ 654.6   $538.6   $    --   $    --
                                                          =======   ======   =======   =======
  Funded status.........................................  $ 122.8   $(24.2)  $(132.1)  $(123.4)
  Unrecognized net transition obligation................      1.4      1.7        --        --
  Unrecognized net actuarial (gain)/loss................   (137.8)    13.8     (27.4)     (6.7)
  Unrecognized prior service cost.......................       --      1.5     (17.7)     (0.9)
                                                          -------   ------   -------   -------
          Net amount recognized.........................  $ (13.6)  $ (7.2)  $(177.2)  $(131.0)
                                                          =======   ======   =======   =======
Amounts recognized in the consolidated balance sheet:
  Prepaid benefit cost..................................  $  25.4   $ 25.4   $    --   $    --
  Accrued benefit liability.............................    (46.0)   (41.6)   (177.2)   (131.0)
  Intangible asset......................................      7.0      9.0        --        --
                                                          -------   ------   -------   -------
          Net amount recognized.........................  $ (13.6)  $ (7.2)  $(177.2)  $(131.0)
                                                          =======   ======   =======   =======
Weighted-average assumptions as of December 31:
  Discount rate.........................................     7.75%    6.50%     7.75%     6.50%
  Expected return on plan assets........................     9.00%    9.00%       --%       --%
  Rate of compensation increase.........................     5.00%    5.00%       --%       --%

     For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% by 2010 and remain at that level thereafter. Additionally, no future increase in retiree premiums was assumed.

     The pension plan assets are allocated 72.1% to equity securities and 27.9% to debt securities at December 31, 1999.

     The net periodic pension cost for the years indicated includes the following components (in millions):

                                           PENSION BENEFITS          OTHER BENEFITS
                                       ------------------------   ---------------------
                                        1999     1998     1997    1999    1998    1997
                                       ------   ------   ------   -----   -----   -----
Components of net periodic benefit
  cost:
  Service cost.......................  $ 36.5   $ 24.7   $ 20.1   $ 9.0   $ 5.9   $ 7.1
  Interest cost......................    37.5     32.7     29.4    10.2     7.4     8.2
  Expected return on plan assets.....   (43.0)   (37.1)   (31.2)     --      --      --
  Amortization of transition
     liability.......................     0.3      0.3      0.3      --      --      --
  Amortization of prior service
     cost............................     0.3      1.6      1.6    (1.5)   (1.5)   (1.5)
  Recognized net actuarial (gain)
     loss............................     4.6      2.2      2.6     0.1    (0.2)    0.1
                                       ------   ------   ------   -----   -----   -----
          Net periodic benefit
            cost.....................  $ 36.2   $ 24.4   $ 22.8   $17.8   $11.6   $13.9
                                       ======   ======   ======   =====   =====   =====

     For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $54.9 million and $40.8 million, respectively as of

                      ASSOCIATES FIRST CAPITAL CORPORATION

December 31, 1999 and $53.5 million and $41.6 million, respectively as of December 31, 1998. The assets of these plans had no fair value as of December 31, 1999 and 1998.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                                1-PERCENTAGE-        1-PERCENTAGE-
                                                                    POINT                POINT
                                                                   INCREASE             DECREASE
                                                              ------------------   ------------------
     Effect on total of service and interest cost
       components...........................................        $ 1.9                $ (1.9)
     Effect on post-retirement benefit obligations..........         10.7                 (10.6)

     The Company also sponsors two qualified pension plans, which cover substantially all of the employees of its Japan operations who meet certain eligibility requirements. For the year ended December 31, 1999 the Company's net periodic benefit cost of these plans was $4.7 million. As of December 31, 1999 the total benefit obligation and fair value of plan assets was $26.7 million and $28.3 million respectively.

  Associates Savings and Profit-Sharing Plan

     The Company sponsors a defined contribution plan that covers substantially all United States-based employees who meet certain eligibility requirements, is intended to provide assistance in accumulating personal savings for retirement and is designed to qualify for favorable tax treatment under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. For the years ended December 31, 1999, 1998 and 1997, the Company's pre-tax contributions to the plan were $43.7 million, $32.4 million and $25.6 million, respectively. Among other options, the plan provides as an investment option the Associates Stock Fund which invests principally in the Company's Class A Common Stock.

  Associates Discounted Employee Stock Purchase Plan

     The Company sponsors a discounted employee stock purchase plan which, beginning in 1999, allows employees to purchase Class A Common Stock of the Company at a discount. The price of the stock is discounted 15% from the closing price at the lower of the beginning or the end of the offering period.

INCENTIVE COMPENSATION PROGRAMS

     The Company sponsors the following compensation plans covering certain officers and employees:

  Incentive Compensation Plan and Long-Term Performance Plan

     The Company sponsors the Incentive Compensation Plan (the "ICP"), which beginning in 1997 has provided for corporate annual performance pay bonuses, in addition to other types of compensation. The bonuses are paid out of one of two pools. The size of each bonus pool is determined based, in part, on the performance of the Company. Prior to 1997, corporate annual performance pay bonuses were provided under the Corporate Annual Performance Plan which was a separate plan prior to being incorporated into the ICP in 1997. The Long Term Performance Plan ("LTPP") for 1999 was a long term cash incentive plan. The size of the LTPP incentive pool was determined for the performance period ending December 31, 1999, based, in part, on the success of the Company in achieving a target level of profits established for each year of the performance period, with such annual performance then averaged for the performance period. Bonuses reflect individual participants' performances during the applicable performance period. Amounts charged to expense for these bonus plans amounted to $31.6 million, $29.0 million and $25.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Deferred Compensation Plan

     The Company sponsors the Deferred Compensation Plan (the "DCP"), a non-qualified defined contribution plan. Under the DCP, participants may elect to defer payment of current cash compensation. Deferred amounts are deemed invested as the participants elect among available investment measures, but no actual investments are made. Among the available investment measures is a deemed investment in Class A Common Stock, with the value of the deferred amount adjusted to reflect the performance of Class A Common Stock.

  Stock-Based Compensation Plans

     The ICP also includes an equity compensation plan, formerly known as the Long-Term Equity Compensation Plan, which was established in 1996 and amended and merged into the ICP effective January 1, 1997. The Company had no outstanding grants under any other stock-based compensation plan prior to 1996. The ICP allows the Company to issue to eligible employees awards of up to 41,598,536 shares of its Class A Common Stock ("Common Stock"). In addition to awards of corporate annual performance pay, awards may be made as nonqualified or incentive stock options, stock appreciation rights, restricted stock, performance units or performance shares. Through December 31, 1999, the Company had only issued non-qualified stock options and restricted stock under the ICP.

     Stock Options -- Stock options have contractual terms of 10 years and an exercise price equal to the fair market value of the stock underlying the option at grant. Options generally vest at 33.33% each year beginning on the first anniversary of the date of grant. A summary of the activity of option grants by the Company under the ICP for the years ended December 31, 1999, 1998 and 1997 is presented below.

                                                1999                          1998                          1997
                                     ---------------------------   ---------------------------   --------------------------
                                                  WEIGHTED-AVG.                 WEIGHTED-AVG.                WEIGHTED-AVG.
                                      OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                     ----------   --------------   ----------   --------------   ---------   --------------
Outstanding at beginning of year...  12,938,752       $26.17        8,389,702       $18.31       4,748,880       $14.54
  Granted..........................   7,767,630        42.27        6,503,140        35.37       4,772,050        21.80
  Exercised........................  (1,294,758)       22.05       (1,083,794)       18.18        (433,208)       15.05
  Forfeited........................  (1,215,557)       38.25         (870,296)       29.02        (698,020)       18.48
                                     ----------                    ----------                    ---------
Outstanding at end of year.........  18,196,067        32.55       12,938,752        26.17       8,389,702        18.31
                                     ==========                    ==========                    =========
Options exercisable at year end....   6,253,629        22.82        3,206,324        17.28       1,040,838        14.55
Weighted-average fair value of
  options granted during the
  year.............................                    13.83                          8.90                         5.62

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ASSUMPTIONS                                                   1999    1998    1997
-----------                                                   -----   -----   -----
Expected Term in years......................................   4.00    4.00    4.00
Expected Volatility.........................................  34.83%  21.28%  22.00%
Expected Dividend Yield.....................................   0.52%   0.58%   0.51%
Risk-Free Interest Rate.....................................   4.72%   5.59%   6.24%

                      ASSOCIATES FIRST CAPITAL CORPORATION

     The weighted average remaining life and weighted average exercise price for total options outstanding and exercisable options outstanding at December 31, 1999 is summarized below:

                                           OPTIONS OUTSTANDING
                                      ------------------------------      OPTIONS EXERCISABLE
                                      WEIGHTED-AVG.                    --------------------------
RANGE OF                                REMAINING     WEIGHTED-AVG.                WEIGHTED-AVG.
EXERCISE PRICES           OPTIONS         LIFE        EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------          ----------   -------------   --------------   ---------   --------------
                                         (YEARS)
$14.50 to $24.50.......   5,770,402        6.70           $18.20       4,425,157       $17.73
 27.63 to  35.31.......   5,260,756        8.04            35.12       1,762,419        35.00
 37.50 to  44.69.......   7,164,909        9.01            42.23          66,053        38.50
                         ----------                                    ---------
 14.50 to  44.69.......  18,196,067        8.00            32.55       6,253,629        22.82
                         ==========                       ======       =========

     Restricted Stock -- Under the ICP, in 1999, 1998 and 1997 the Company issued 340,668, 115,000 and 84,000 respective shares of restricted Common Stock to employees. At December 31, 1999, 789,988 were outstanding. Restrictions generally will not lapse until the fifth anniversary of the date of issuance.

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

     In 1999, 1998 and 1997 under the EDP, the Company credited PSAR amounts deferred by selected employees to unfunded accounts that are deemed to be invested in shares of Common Stock, which amounts are then deemed to be reinvested in Common Stock. Approximately 1,129, 1,160 and 1,720 deemed shares were issued during 1999, 1998 and 1997, respectively, and related to the reinvestment of dividends. On December 31, 1999, the EDP was merged into the DCP and the PSAR amounts were reinvested in the DCP. At December 31, 1999, there were no PSAR amounts outstanding.

     Accounting for Stock-Based Compensation Plans -- The Company has elected to apply Accounting Principles Board Opinion 25 ("APB 25") rather than the optional provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") in accounting for its stock-based compensation plans. Had the compensation cost of the Company's stock-based compensation plans been determined based on the optional provisions of SFAS 123, in the years ended December 31, 1999, 1998 and 1997 the Company's net income, basic earnings per share and diluted earnings per share would have been $1,451 million, $1,204 million and $1,023 million; $1.99, $1.73 and $1.48; and $1.98, $1.72 and $1.47, respectively.

     All share, per share, option and fair value amounts, as applicable, in this Note have been adjusted to reflect the Stock Dividend described in Note 20.

NOTE 16 -- COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     The Company grants revolving lines of credit to certain of its credit card and other revolving customers. At December 31, 1999, the unused portion of these lines aggregated $56.1 billion.

     The Company also grants lines of credit to certain dealers of trucks, construction equipment and manufactured housing. At December 31, 1999, the unused portion of these lines aggregated $865 million.

                      ASSOCIATES FIRST CAPITAL CORPORATION

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

     Legal actions, governmental inquiries and investigations are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1999. The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

     To broaden its investor base and improve execution in connection with its asset securitization program, the Company wrote "put options" which require it to purchase, upon request of the holders, securities issued in four securitization transactions. These put options include: a put option, exercisable any time after February 17, 2000, with respect to an aggregate of up to $500 million principal amounts of certificates backed by credit card receivables; a put option, exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables; a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion principal amount of notes secured by home equity loan receivables, only to the extent the securitization trust cannot meet its obligation under a separate put option by the trust which is exercisable at any time after March 15, 2000, and a put option, exercisable at any time after June 15, 2000, with respect to an aggregate of up to approximately $1 billion of notes secured by home equity loan receivables only to the extent the securitization trust cannot meet its obligation under a separate put option issued by the trust. In each case, if exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The Company has recorded liabilities totaling approximately $23 million in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the statement of earnings.

NOTE 17 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISKS

     The Company maintains cash, cash equivalents, investments and certain other financial instruments with various major financial institutions. To the extent such deposits exceed maximum insurance levels, they are uninsured.

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Such instruments to date have been limited to foreign currency forward exchange, currency swap, interest rate swap, treasury lock agreements, municipal bond futures and treasury futures and option contracts.

     Foreign currency forward exchange agreements are generally held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign

                      ASSOCIATES FIRST CAPITAL CORPORATION
currencies in exchange for United States dollars at varying times over the next five years. The aggregate notional amount of these agreements at December 31, 1999 and 1998 was $2.8 billion and $2.5 billion, respectively. The fair value of such agreements at December 31, 1999 and 1998 would have been a liability of $389.0 million and $134.4 million, respectively.

     Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counter parties are obligated to exchange specific foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at December 31, 1999 and 1998 was $5.9 billion and $4.4 billion, respectively. The fair value of such agreements at December 31, 1999 and 1998 would have been a liability of $307.9 million and $118.5 million, respectively.

     Interest rate swap agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt. The aggregate notional amount of interest rate swap agreements at December 31, 1999 was $9.2 billion. The fair value of such agreements at December 31, 1999 would have been a liability of $46.7 million. These agreements mature on varying dates over the next 19 years. In addition, treasury lock agreements were used by the Company at December 31, 1998 to hedge the effect of interest rate movements on anticipated debt issuances. The aggregate notional amount of interest rate swap and treasury lock agreements at December 31, 1998 was $4.3 billion. The fair value of such agreements at December 31, 1998 would have been a liability of $81.3 million.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at December 31, 1999 and 1998 was $536.2 million and $720.6 million, respectively. The fair value of these contracts would have been an asset of $12.4 million and a liability of $5.2 million at December 31, 1999 and 1998, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments and are held for purposes other than trading. The aggregate notional amount of municipal bond futures contracts at December 31, 1999 was $180.1 million. The fair value of these contracts would have been an asset of $2.4 million at December 31, 1999. Such contracts mature on varying dates through 2000. The Company did not hold municipal bond futures during 1998.

NOTE 18 -- BUSINESS SEGMENT INFORMATION

  Reportable Segment Overview

     The Company is organized into five primary business units: U.S. credit card, U.S. consumer branch, U.S. home equity, commercial and international finance. The U.S. consumer branch and U.S. home equity business units are aggregated into one reportable U.S. consumer finance segment due to their similar operating characteristics. The Company's corporate activities include, among others, managing the operations of its domestic and foreign subsidiaries, accessing the global debt, securitization and capital markets and managing the mix of businesses in its portfolio. The Company fully allocates its corporate activities to its business segments primarily based upon managed receivables. In 1999, these allocations included gains or losses on business dispositions and assets sold and securitized as set forth in Notes 3 and 7.

  U.S. Credit Card

     The U.S. credit card finance segment offers bankcard, private label credit card and related insurance products to customers throughout the United States.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  U.S. Consumer Finance

     The U.S. consumer finance reportable segment includes the Company's U.S. consumer branch and U.S. home equity lending business units. These business units have been aggregated into one reportable segment because they have similar operating characteristics. Finance products and services offered by this segment include home equity loans, personal loans, automobile financing, retail sales finance and related insurance products in the United States (excluding Hawaii and Puerto Rico, which are included in the international finance segment).

  Commercial

     The commercial segment is principally engaged in the financing and leasing of transportation, industrial and communication equipment, auto fleet leasing and fleet management services, manufactured housing financing, warehouse lending, government guaranteed lending, municipal finance, employee relocation services and insurance products in the United States and Canada.

  International Finance

     The international finance segment is primarily engaged in consumer lending, and to a lesser extent, credit card and commercial lending activities and related insurance products in Japan, Canada, the United Kingdom, Puerto Rico, Hawaii, Sweden, Hong Kong, Spain, France, India, Mexico, Taiwan, Ireland and Costa Rica.

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

                                           U.S.         U.S.
                                          CREDIT      CONSUMER                    INTERNATIONAL     TOTAL
                                           CARD       FINANCE     COMMERCIAL(1)      FINANCE       COMPANY
                                         ---------   ----------   -------------   -------------   ---------
Year Ended or at December 31, 1999
  Total revenue........................  $ 2,542.3   $ 4,442.2      $ 3,285.2       $ 2,981.3     $13,251.0
  Net interest margin..................    1,737.9     2,266.7        1,028.4         2,191.4       7,224.4
  Segment earnings.....................      441.1       688.7          506.9           740.2       2,376.9
  Finance receivables..................   10,928.3    31,566.8       27,948.6        13,971.0      84,414.7
Year Ended or at December 31, 1998
  Total revenue........................  $ 1,968.9   $ 3,828.7      $ 2,591.7       $ 1,640.2     $10,029.5
  Net interest margin..................    1,377.8     2,080.8        1,008.1         1,278.1       5,744.8
  Segment earnings.....................      299.8       655.9          510.5           474.3       1,940.5
  Finance receivables..................    9,622.0    26,810.5       26,469.6         8,462.2      71,364.3
Year Ended or at December 31, 1997
  Total revenue........................  $ 1,659.2   $ 3,633.6      $ 2,152.9       $ 1,024.8     $ 8,470.5
  Net interest margin..................    1,163.0     2,056.3          875.7           791.0       4,886.0
  Segment earnings.....................      199.7       665.6          439.7           335.0       1,640.0
  Finance receivables..................    7,839.3    23,985.0       22,304.2         4,278.0      58,406.5

---------------

(1) 1999 total revenue and earnings include the results of the non-affiliate insurance operations of $504.7 million and $35.3 million, respectively. The non-affiliate insurance operations had no affect on net margin.

                      ASSOCIATES FIRST CAPITAL CORPORATION

  Reconciliation of Segment and Consolidated Information

     A reconciliation of total Company revenue, net interest margin and net finance receivables as of and for the years ended December 31, 1999, 1998 and 1997 to the related consolidated totals is as follows (in millions):

                                                       1999         1998        1997
                                                    ----------   ----------   ---------
Total Revenue
  Total Company Managed Basis revenue.............  $ 13,251.0   $ 10,029.5   $ 8,470.5
  Managed Basis adjustments.......................    (1,119.8)      (652.7)     (191.9)
                                                    ----------   ----------   ---------
          Consolidated revenue....................  $ 12,131.2   $  9,376.8   $ 8,278.6
                                                    ==========   ==========   =========
Net Interest Margin
  Total Company Managed Basis net interest
     margin.......................................  $  7,224.4   $  5,744.8   $ 4,886.0
  Managed Basis adjustments.......................    (2,024.5)    (1,031.1)     (101.0)
                                                    ----------   ----------   ---------
          Consolidated net interest margin........  $  5,199.9   $  4,713.7   $ 4,785.0
                                                    ==========   ==========   =========
Finance Receivables
  Total Company Managed Basis finance
     receivables..................................  $ 84,414.7   $ 71,364.3   $58,406.5
  Managed Basis adjustments.......................   (15,597.6)   (10,425.3)   (3,190.9)
                                                    ----------   ----------   ---------
          Consolidated net finance receivables....  $ 68,817.1   $ 60,939.0   $55,215.6
                                                    ==========   ==========   =========

     Segment earnings and consolidated earnings before income taxes are equal; therefore, no reconciliation is presented.

  Information About Geographic Areas

     The following is finance charge information by geographic area as of and for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                           1999       1998       1997
                                                         --------   --------   --------
Finance charges
  United States........................................  $6,361.0   $6,305.8   $6,563.4
  Japan................................................   1,628.5    1,042.7      696.1
  Canada...............................................     553.8      256.5       94.7
  United Kingdom.......................................     470.6      215.6      146.0
  All other............................................      92.5       89.8       60.0
                                                         --------   --------   --------
          Consolidated finance charges.................  $9,106.4   $7,910.4   $7,560.2
                                                         ========   ========   ========

  Information About Products and Services

     The Company manages its product and service offering primarily through these reportable segments. Therefore, pursuant to the provisions of SFAS 131, no enterprise-wide disclosures of information about products and services are necessary.

  Information About Major Customers

     The Company has no customer that represents greater than 10% of total revenue.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information provided below is required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. Amounts disclosed represent estimates of fair values at a particular point in time. Significant assumptions regarding economic conditions, loss experience and risk characteristics associated with particular financial instruments and other factors were used for purposes of this disclosure. These assumptions are subjective in nature and involve matters of judgment. Changes in assumptions could have a material impact on these estimates.

     At December 31, 1999 and 1998, the carrying value and estimated fair value of certain of the Company's financial instruments were as follows (in millions):

                                                    1999                     1998
                                           ----------------------   ----------------------
                                           CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                             VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                           --------    ----------   ---------   ----------
Cash and cash equivalents(1).............  $ 1,026.3   $ 1,026.3    $ 4,665.6   $  4,665.6
Investment securities(2).................    7,176.5     7,176.5      6,678.7      6,678.7
Net finance receivables(3)...............   68,817.1    72,740.7     60,939.0     64,770.2
Notes payable(1)
  Commercial paper.......................   25,991.9    25,991.9     24,144.3     24,144.3
  Bank Loans.............................    1,261.5     1,261.5      1,565.5      1,565.5
Long-term debt(4)........................   41,404.0    40,961.9     37,596.7     38,904.2

---------------

(1) The estimated fair value approximates their carrying value.

(2) Estimated market values of investment securities are based on quoted market prices. If quoted prices are not available, the fair value was estimated by discounting the expected cash flows from the investments at discount rates which approximate the rates that would achieve an expected return on assets with similar risk characteristics.

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

     See Note 17 for fair value information regarding derivative financial instruments.

NOTE 20 -- STOCK DIVIDEND

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

NOTE 21 -- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

     The Company paid cash dividends to Ford of $25.6 million and $111.8 million during the years ended December 31, 1998 and 1997, respectively.

     The Company provided certain emergency roadside assistance and auto club services and employee relocation services to Ford. Revenues related to these services while the Company was a subsidiary of Ford were $33.8 million and $36.0 million for the years ended December 31, 1998 and 1997, respectively.

                      ASSOCIATES FIRST CAPITAL CORPORATION

     Prior to the Spin-Off, the Company paid fees for certain administrative services provided by its Ford-affiliated parent. Such fees were $2.3 million and $8.0 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 22 -- SUBSEQUENT EVENT (UNAUDITED)

     In January 2000, the Company announced its intention to discontinue the loan origination operations of its Associates Housing Finance ("AHF") unit. AHF originates and services loans for manufactured homes. As a result, the Company plans to take a special pre-tax charge against first quarter 2000 earnings of approximately $112 million. This charge will cover exit costs, including severance, noncancellable contractual obligations and related costs, as well as a provision for increased losses on the disposition of repossessions and fair-value adjustments of related assets. The Company closed substantially all of its sales purchase offices in February 2000 and will close its regional loan origination centers in the second quarter of 2000. The Company will service the liquidation of the existing receivables through its centralized service facility in Knoxville, Tennessee. The Company will limit its origination activities to support of its contractual arrangements and loss mitigation activities.

NOTE 23 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth the unaudited quarterly results of operations (in millions, except earnings per share):

                                                                 1999
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $2,318.8   $2,241.6   $2,262.1   $2,283.9
                                               ========   ========   ========   ========
Interest expense.............................  $  988.7   $  992.5   $  965.3   $  960.0
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  646.4   $  618.6   $  573.0   $  538.9
Provision for income taxes...................     237.7      231.8      214.9      202.1
                                               --------   --------   --------   --------
Net earnings.................................  $  408.7   $  386.8   $  358.1   $  336.8
                                               ========   ========   ========   ========
Net earnings per share
  Basic......................................  $   0.56   $   0.53   $   0.49   $   0.46
                                               ========   ========   ========   ========
  Diluted....................................  $   0.56   $   0.53   $   0.49   $   0.46
                                               ========   ========   ========   ========

                                                                 1998
                                               -----------------------------------------
                                                FOURTH     THIRD      SECOND     FIRST
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
Finance charges..............................  $2,053.0   $1,930.6   $1,881.8   $2,045.0
                                               ========   ========   ========   ========
Interest expense.............................  $  846.6   $  807.3   $  785.5   $  757.3
                                               ========   ========   ========   ========
Earnings before provision for income taxes...  $  525.1   $  504.5   $  464.9   $  446.0
Provision for income taxes...................     193.1      186.9      172.0      165.0
                                               --------   --------   --------   --------
Net earnings.................................  $  332.0   $  317.6   $  292.9   $  281.0
                                               ========   ========   ========   ========
Net earnings per share
  Basic......................................  $   0.47   $   0.46   $   0.42   $   0.41
                                               ========   ========   ========   ========
  Diluted....................................  $   0.47   $   0.46   $   0.42   $   0.40
                                               ========   ========   ========   ========

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTE 24 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

     Condensed unconsolidated financial information of First Capital as of or for the years ended December 31, 1999, 1998 and 1997 was as follows (in millions):

                        CONDENSED STATEMENT OF EARNINGS
                                 (IN MILLIONS)

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Revenue
  Interest and other income............................  $  448.5   $  217.1   $   58.8
  Dividends from subsidiaries..........................     658.7      231.9       52.5
                                                         --------   --------   --------
                                                          1,107.2      449.0      111.3
Expenses
  Interest expense.....................................     701.7      128.6       44.4
  Operating expenses...................................      97.4       47.3       34.9
  Provision for losses on finance receivables..........       6.5        2.9         --
                                                         --------   --------   --------
                                                            805.6      178.8       79.3
                                                         --------   --------   --------
Income before credit for federal income taxes and
  equity in undistributed earnings of subsidiaries.....     301.6      270.2       32.0
Tax benefit............................................     237.2       36.7       40.2
                                                         --------   --------   --------
Earnings before equity in undistributed earnings of
  subsidiaries.........................................     538.8      306.9       72.2
Equity in undistributed earnings of subsidiaries, net
  of tax...............................................     951.6      916.6      959.5
                                                         --------   --------   --------
Net earnings...........................................  $1,490.4   $1,223.5   $1,031.7
                                                         ========   ========   ========

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                            CONDENSED BALANCE SHEET
                                 (IN MILLIONS)

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Assets
  Investment in subsidiaries................................  $13,665.8   $10,158.2
  Finance receivables, net of unearned income and allowance
     for credit losses......................................      668.8       662.4
  Advances to subsidiaries, eliminated in consolidation, and
     other..................................................    7,238.8     4,299.1
                                                              ---------   ---------
          Total assets......................................  $21,573.4   $15,119.7
                                                              =========   =========
Liabilities and Stockholders' Equity
  Accounts payable and accruals.............................  $   759.6   $   310.7
  Short-term notes payable..................................    9,625.9     5,473.2
  Long-term debt............................................    1,387.4       809.3
  Stockholders' equity......................................    9,800.5     8,526.5
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $21,573.4   $15,119.7
                                                              =========   =========

     The estimated fair value of notes payable and long-term debt at December 31, 1999 and 1998 was $11,003.1 million and $6,268.1 million, respectively. Fair values were estimated by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities
  Net earnings..............................................  $ 1,490.4   $ 1,223.5   $ 1,031.7
  Adjustments to net earnings for non-cash items:
     Provision for losses on finance receivables............        6.5         2.9          --
     Depreciation and amortization..........................       10.5         0.4          --
     Increase (decrease) in accounts payable and accruals...      263.0       123.5       (12.9)
     Equity in undistributed earnings of subsidiaries.......     (951.6)     (916.6)     (959.5)
                                                              ---------   ---------   ---------
     Net cash provided from operating activities............      818.8       433.7        59.3
                                                              ---------   ---------   ---------
Cash Flows from Investing Activities
  Finance receivables originated or purchased...............     (584.3)   (1,207.3)         --
  Finance receivables liquidated............................      571.4       542.0          --
  Acquisition of other finance businesses, net..............   (4,170.5)   (1,767.4)         --
  Sale of other finance businesses..........................    2,162.8          --          --
  Cash dividends from subsidiaries..........................      658.7       231.9        52.5
  Increase in investments in and advances to subsidiaries...   (3,647.2)   (3,011.1)     (717.6)
  (Increase) decrease in other assets.......................     (495.1)     (370.8)        1.2
                                                              ---------   ---------   ---------
     Net cash used for investing activities.................   (5,504.2)   (5,582.7)     (663.9)
                                                              ---------   ---------   ---------
Cash Flows from Financing Activities
  Increase in notes payable and long-term debt..............    5,805.7     4,345.0       891.6
  Retirement of long-term debt..............................   (1,074.9)     (115.1)     (214.0)
  Sale of Class A Common Stock..............................         --     1,266.7          --
  Cash dividends............................................     (167.5)     (142.0)     (138.6)
  Treasury stock and other..................................       22.4       (17.0)      (12.4)
                                                              ---------   ---------   ---------
     Net cash provided from financing activities............    4,585.7     5,337.6       526.6
Effect of foreign currency translation adjustments on
  cash......................................................      191.2      (112.6)       78.5
                                                              ---------   ---------   ---------
Increase in cash and cash equivalents.......................       91.5        76.0         0.5
Cash and cash equivalents at beginning of year..............       77.2         1.2         0.7
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   168.7   $    77.2   $     1.2
                                                              =========   =========   =========

                 See notes to condensed financial information.

                      ASSOCIATES FIRST CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL INFORMATION:

     (1) The ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends is restricted pursuant to the terms of certain debt agreements entered into by the Company's principal domestic operating subsidiary, Associates Corporation of North America. See Note 10 for a summary of the most significant of these restrictions.

     (2) Notes payable and long-term debt bear interest at rates from 5.50% to 8.87%. The estimated maturities of the notes outstanding, at December 31, 1999, during subsequent years were as follows (in millions):

YEAR                                                            AMOUNT
----                                                           --------
2000........................................................   $  727.0
2001........................................................      260.4
2002........................................................      200.0
2003........................................................         --
2004........................................................         --
Thereafter..................................................      200.0
                                                               --------
Total.......................................................   $1,387.4
                                                               ========

     (3) Effective January 1, 1999, First Capital entered into a tax sharing agreement with certain of its subsidiaries included in First Capital's consolidated return, which requires an allocation of the consolidated tax liability among these subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 28, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Financial Statements

        (1)

                                                               PAGE
                                                               ----
               Report of Independent Auditors...............    34
               Consolidated Statement of Earnings for the
              years ended December 31, 1999, 1998 and
              1997..........................................    35
               Consolidated Balance Sheet at December 31,
              1999 and 1998.................................    36
               Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1999, 1998 and 1997..............    37
               Consolidated Statement of Cash Flows for the
              years ended December 31, 1999, 1998 and
              1997..........................................    38
               Notes to consolidated financial statements...    39

        (2)

          The financial statement schedules required by regulation S-X are either not applicable or are included in the information provided in the notes to the consolidated financial statements which are filed as part of this report.

     (b) Reports on Form 8-K

        During the quarter ended December 31, 1999, First Capital filed Current Reports on Form 8-K dated October 12, 1999 (announcing 3rd quarter 1999 earnings); November 15, 1999 (announcing a definitive agreement to acquire Arcadia Financial Ltd.); and December 16, 1999 (announcing the naming of Michael C. Lenora as head of its International Operations, replacing Wilfred Y. Horie).

     (c) Exhibits

        EXHIBIT
         NUMBER
        -------
          3.1            -- Restated Certificate of Incorporation. (3.1)*
          3.2            -- By-laws.
          4.1            -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                            10-K as the authorized principal amount of any one of
                            such issues does not exceed 10% of the total assets of
                            the registrant and its consolidated subsidiaries.
                            Registrant agrees to furnish to the Commission a copy of
                            each such instrument upon its request.
          4.2            -- Rights Agreement dated as of April 13, 1998, between the
                            Company and First Chicago Trust Company of New York as
                            Rights Agent. (4)**
         10.1            -- Form of Employment Agreement.
         10.2            -- The Company's Deferred Compensation Plan. (4)***
         10.3            -- The Company's Incentive Compensation Plan. (10.8)****
         10.4            -- The Company's Long-Term Performance Plan. (10.12)*
         10.5            -- The Company's Supplemental Retirement Income Plan.
                            (10.16)*
         10.6            -- The Company's Excess Benefits Plan. (10.17)*
         10.7            -- Form of Company's Incentive Compensation Plan Stock
                            Option Award Agreement.
         10.8            -- Form of Restricted Stock Award Agreement. (10.23)****
         12.             -- Computation of Ratio of Earnings to Fixed Charges.
         21.             -- Subsidiaries of the Registrant.
         23.             -- Consent of Independent Auditors.
         24.             -- Powers of Attorney.
         27.             -- Financial Data Schedule.

---------------

* Incorporated by reference to the exhibit listed in parentheses contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.

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

                                        ASSOCIATES FIRST CAPITAL CORPORATION

                                        By        /s/ ROY A. GUTHRIE
                                          --------------------------------------
                                                      Roy A. Guthrie
                                             Senior Executive Vice President,
                                             Principal Financial Officer and
                                                         Director
                                                      March 28, 2000

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

                /s/ J. CARTER BACOT*                   Director
-----------------------------------------------------
                  (J. Carter Bacot)

                 /s/ ERIC S. DOBKIN*                   Director
-----------------------------------------------------
                  (Eric S. Dobkin)

                /s/ WILLIAM M. ISAAC*                  Director
-----------------------------------------------------
                 (William M. Isaac)

               /s/ JUDY JOLLEY MOHRAZ*                 Director
-----------------------------------------------------
                (Judy Jolley Mohraz)

              /s/ H. JAMES TOFFEY, JR.*                Director
-----------------------------------------------------
               (H. James Toffey, Jr.)

                /s/ KENNETH WHIPPLE*                   Director
-----------------------------------------------------
                  (Kenneth Whipple)

                 /s/ ROY A. GUTHRIE                    Senior Executive Vice
-----------------------------------------------------    President, Principal
                  (Roy A. Guthrie)                       Financial Officer and
                                                         Director

                 /s/ JOHN F. STILLO*                   Executive Vice President,
-----------------------------------------------------    Comptroller and Principal
                  (John F. Stillo)                       Accounting Officer

     By signing his name hereto, Roy A. Guthrie signs this document on behalf of himself and each of the other persons indicated above pursuant to powers of attorney duly executed by such persons.

                                            *By     /s/ ROY A. GUTHRIE
                                              ----------------------------------
                                                       Attorney-in-fact

                                                              March 28, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
          3.1            -- Restated Certificate of Incorporation. (3.1)*
          3.2            -- By-laws.
          4.1            -- Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form
                            10-K as the authorized principal amount of any one of
                            such issues does not exceed 10% of the total assets of
                            the registrant and its consolidated subsidiaries.
                            Registrant agrees to furnish to the Commission a copy of
                            each such instrument upon its request.
          4.2            -- Rights Agreement dated as of April 13, 1998, between the
                            Company and First Chicago Trust Company of New York as
                            Rights Agent. (4)**
         10.1            -- Form of Employment Agreement.
         10.2            -- The Company's Deferred Compensation Plan. (4)***
         10.3            -- The Company's Incentive Compensation Plan. (10.8)****
         10.4            -- The Company's Long-Term Performance Plan. (10.12)*
         10.5            -- The Company's Supplemental Retirement Income Plan.
                            (10.16)*
         10.6            -- The Company's Excess Benefits Plan. (10.17)*
         10.7            -- Form of Company's Incentive Compensation Plan Stock
                            Option Award Agreement.
         10.8            -- Form of Restricted Stock Award Agreement. (10.23)****
         12.             -- Computation of Ratio of Earnings to Fixed Charges.
         21.             -- Subsidiaries of the Registrant.
         23.             -- Consent of Independent Auditors.
         24.             -- Powers of Attorney.
         27.             -- Financial Data Schedule.

---------------

* Incorporated by reference to the exhibit listed in parentheses contained in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on February 8, 1996.

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