Form 10-Q
period 2000-03-31
ASSOCIATES FIRST CAPITAL CORP
filed 2000-05-12
CIK 7974

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 -----------------------------------------
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


Commission file number   2-44197
                        ---------------------------------------------------

                    ASSOCIATES FIRST CAPITAL CORPORATION
         (Exact name of registrant as specified in its charter)


           Delaware                                     06-0876639
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

As of March 31, 2000, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized,
728,795,037 shares of Class A Common Stock issued, of which 728,355,167 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.


              ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF EARNINGS
            (In Millions, Except Per Share Amounts)
                        (Unaudited)

                                                     Three Months Ended
                                                         March 31
                                                    2000          1999
                                                    ----          ----
REVENUE
  Finance charges                                 $2,278.2      $2,283.9
  Servicing related income                           403.6         223.3
  Insurance premiums                                 275.3         256.3
  Investment and other income                        100.8         181.5
                                                  --------      --------
                                                   3,057.9       2,945.0
EXPENSES
  Interest expense                                   961.1         960.0
  Operating expenses                               1,044.2         979.6
  Provision for losses on finance
   receivables                                       451.5         362.8
  Insurance benefits paid or provided                125.4         103.7
                                                  --------      --------
                                                   2,582.2       2,406.1
                                                  --------      --------
EARNINGS BEFORE PROVISION FOR INCOME TAXES           475.7         538.9
PROVISION FOR INCOME TAXES                           176.0         202.1
                                                  --------      --------

NET EARNINGS                                      $  299.7      $  336.8
                                                  ========      ========
NET EARNINGS PER SHARE
  Basic                                           $   0.41      $   0.46
                                                  ========      ========
  Diluted                                         $   0.41      $   0.46
                                                  ========      ========

    See notes to consolidated interim financial statements.

              ASSOCIATES FIRST CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET
        (Dollars In Millions, Except Share Information)

                                                 March 31    December 31
                                                   2000         1999
                                                 --------    -----------
                                               (Unaudited)
                             ASSETS

CASH AND CASH EQUIVALENTS                        $ 1,286.9    $ 1,026.3
INVESTMENTS IN DEBT AND EQUITY SECURITIES          7,505.3      7,176.5
FINANCE RECEIVABLES, net of unearned finance
 income, allowance for losses and insurance
 policy and claims reserves                       62,851.5     65,656.8
OTHER ASSETS                                      13,056.4      9,097.2
                                                 ---------    ---------

    Total assets                                 $84,700.1    $82,956.8
                                                 =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                               $27,967.8    $25,991.9
  Bank Loans                                         207.9      1,261.5
ACCOUNTS PAYABLE AND ACCRUALS                      4,639.5      4,498.9
LONG-TERM DEBT
  Senior Notes                                    41,444.8     40,978.8
  Subordinated and Capital Notes                     425.2        425.2
                                                 ---------    ---------
                                                  41,870.0     41,404.0

STOCKHOLDERS' EQUITY
  Series A Junior Participating Preferred
   Stock, $0.01 par value, 734,500 shares
   authorized, no shares issued or outstanding         -            -
  Class A Common Stock, $0.01 par value,
   1,150,000,000 shares authorized, 728,795,037
   and 728,747,443 shares issued in 2000 and
   1999, respectively                                  7.3          7.3
  Class B Common Stock, $0.01 par value,
   144,118,820 shares authorized, no shares
   issued or outstanding                               -            -
  Paid-in Capital                                  5,279.7      5,282.1
  Retained Earnings                                4,754.1      4,501.8

   Accumulated Other Comprehensive Income               6.9         44.7
  Less 439,870 and 597,785 shares of
   Class A Common Stock held at cost in
    Treasury in 2000 and 1999, respectively          (33.1)       (35.4)
                                                 ---------    ---------
     Total stockholders' equity                   10,014.9      9,800.5
                                                 ---------    ---------

     Total liabilities and stockholders' equity  $84,700.1    $82,956.8
                                                 =========    =========

    See notes to consolidated interim financial statements.


               ASSOCIATES FIRST CAPITAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Millions)
                          (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                  2000          1999
                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                 $    299.7    $    336.8
  Adjustments to reconcile net earnings for
   non-cash and other operating activities:
    Provision for losses on finance receivables     451.5         362.8
    Amortization of goodwill and other
     intangible assets                               64.1          54.0
    Depreciation and other amortization              80.5          61.0
    Other operating activities                      176.6        (204.2)
                                               ----------    ----------
      Net cash provided from operating
       activities                                 1,072.4         610.4
                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased   (15,126.6)    (17,766.0)
  Finance receivables liquidated                 12,930.8      16,649.8
  Sale of finance businesses and branches             -         1,482.0
  Acquisition of finance receivables held
   for sale or securitization                    (1,462.5)          -
  Proceeds from securitization and sales of
   finance receivables                            1,242.1           -
  Acquisitions of other finance businesses, net       -        (3,708.0)
  Other investing activities                        (18.5)         68.9
                                               ----------    ----------
      Net cash used for investing
       activities                                (2,434.7)     (3,273.3)
                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                      3,464.3       2,037.7
  Retirement of long-term debt                   (2,835.3)     (1,812.4)
  Increase (Decrease) in notes payable            1,048.6        (973.9)
  Other financing activities                        (47.2)        (10.0)
                                               ----------    ----------
    Net cash provided from (used for)
     financing activities                         1,630.4        (758.6)


 EFFECT OF FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT ON CASH                                  (7.5)         10.9
                                               ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        260.6      (3,410.6)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        1,026.3       4,665.6
                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  1,286.9    $  1,255.0
                                               ==========    ==========

    See notes to consolidated interim financial statements.


               ASSOCIATES FIRST CAPITAL CORPORATION
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

     Associates  First  Capital  Corporation   (the "Company"), a Delaware
corporation, is a leading diversified finance organization providing finance, leasing, insurance and related services to individual consumers and businesses in the United States and internationally.


NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

   In the opinion of management, all adjustments necessary to present fairly the results of operations and financial position have been made.
The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


NOTE 3 - SIGNIFICANT TRANSACTIONS

  ACQUISITIONS

   In January 2000, the Company entered into an agent bank partnership with KeyCorp, under which the companies will jointly manage KeyCorp's credit card program. Additionally, the Company acquired KeyCorp's credit card receivables portfolio with a fair market value of approximately $1.3 billion and intangible assets, primarily related to customer lists and operating agreements, of approximately $350 million for approximately $1.7 billion. As it is the intent of management to securitize these receivables in the future, this portfolio is included in finance receivables held for sale or securitization.

              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

   In March 2000, the Company completed an agreement to manage the proprietary credit card program of CITGO Petroleum Corporation. As part of the agreement, the Company acquired finance receivables for approximately $130 million.

   In April 2000, the Company acquired Arcadia Financial Ltd. ("Arcadia") for approximately $195 million plus a residual value obligation which will participate in cash flows in excess of agreed upon amounts released from Arcadia's existing securitization transactions. Arcadia was a leading independent automobile finance company which serviced over $5 billion in finance receivables. As part of the agreement and prior to the closing of the acquisition, the Company entered into a continuous asset purchase and sale agreement under which the Company purchased from Arcadia $867 million of retail installment and sales contracts in the fourth quarter of 1999 and the first quarter 2000.

   All of the transactions described above were accounted for as purchases, and as such, the results of these operations are included in the consolidated results of the Company from the respective acquisition dates.

   The 1999 acquisitions were described in the Company's Form 10-K for the year ended December 31, 1999.

   Pro forma information is not presented for the first quarter 2000 and 1999 because there is no significant difference between pro forma and reported revenue, earnings and earnings per share information for the periods.


NOTE 4 - EARNINGS PER SHARE

   Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                               Three Months Ended
                                                    March 31
                                                2000         1999
                                                ----         ----
  Basic net earnings per share: (1)
    Net earnings                               $299.7       $336.8
    Weighted average shares outstanding         727.3        727.7
                                               $ 0.41       $ 0.46
                                               ======       ======


   Diluted net earnings per share: (1)
    Net earnings                               $299.7       $336.8
    Weighted average shares outstanding
     plus assumed conversions                   728.8        732.1
                                               $ 0.41       $ 0.46
                                               ======       ======

  Calculation of weighted average shares
   outstanding plus assumed conversions:
    Weighted average shares outstanding         727.3        727.7
    Effect of dilutive securities                 1.5          4.4
                                               ------       ------
                                                728.8        732.1
                                               ======       ======
(1) Net earnings and earnings per share for the three months ended March 31,
2000 include a special pre-tax charge of approximately $112 million as described in Note 7.  Excluding the special pre-tax charge, net earnings would have been $370.5 million and basic and diluted earnings per share would have been $0.51.

   During the three months ended March 31, 2000 and 1999, the Company declared and paid cash dividends of $0.065 and $0.055 per common share, respectively.


NOTE 5 - COMPREHENSIVE INCOME

   The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

                                                March 31    December 31
                                                  2000         1999
                                                --------    -----------
    Foreign currency translation adjustments    $ 119.2       $ 148.8
    Net unrealized loss on available-for-sale
     securities                                  (112.3)       (104.1)
                                                -------       -------
      Accumulated other comprehensive income    $   6.9       $  44.7
                                                =======       =======

               ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

   Comprehensive income for the three-month periods ended March 31, 2000 and 1999 consisted of the following components, net of tax (in millions):

                                                    Three Months Ended
                                                         March 31
                                                      2000       1999
                                                    --------   --------
    Net earnings                                    $299.7     $336.8
    Foreign currency translation adjustments         (29.6)       7.4
    Unrealized (loss) gain on available-for-sale
     securities                                       (8.2)       4.9
                                                    ------     ------
      Total comprehensive income                    $261.9     $349.1
                                                    ======     ======


NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

  AVAILABLE-FOR-SALE SECURITIES

   Available-for-sale securities consist of retained securitization interests as well as bonds, notes and preferred stock and other equity securities. The Company generally invests in these securities with the intention of holding them to maturity. However, if market conditions change, the Company may sell them prior to maturity. Accordingly, the Company classifies these securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at March 31, 2000 and December 31, 1999 was $7.5 billion and $7.1 billion, respectively. The amortized cost at March 31, 2000 and December 31, 1999 was $7.7 billion and $7.3 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income.

  TRADING SECURITIES

   Trading securities consist of investments in equity securities which are recorded at market value. Unrealized gains or losses on trading securities are included in earnings. The estimated market value at March 31, 2000 and December 31, 1999 was $29.0 million and $26.8 million, respectively. Historical cost at March 31, 2000 and December 31, 1999 was $18.0 million and $17.1 million, respectively.






              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

NOTE 7 - FINANCE RECEIVABLES

   At March 31, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                                March 31     December 31
                                                  2000          1999
                                                --------     -----------
    Home equity                                 $24,490.6     $25,015.0
    Personal lending and retail sales
     finance (1)                                 15,391.6      16,012.4
    Truck and truck trailer                      13,017.4      13,130.3
    Equipment                                     7,016.2       6,977.3
    Credit card                                   2,284.4       2,247.1
    Auto fleet leasing                            2,117.2       2,070.1
    Manufactured housing                              -         1,849.0
    Warehouse lending and other (2)               1,565.0       1,515.9
                                                ---------     ---------

      Finance receivables, net of unearned
       finance income ("net finance
        receivables") (3)                        65,882.4      68,817.1
    Allowance for losses on finance receivables  (2,055.6)     (2,174.4)
    Insurance policy and claims reserves           (975.3)       (985.9)
                                                ---------     ---------
      Finance receivables, net of unearned
       finance income, allowance for losses
       and insurance policy and claims
       reserves                                 $62,851.5     $65,656.8
                                                =========     =========

(1) In the first quarter of 2000, the Company transferred the unpaid principal balance related to the $867 million of retail sales finance receivables purchased from Arcadia to finance receivables held for sale or securitization.

(2) Includes warehouse lending, government guaranteed lending and municipal finance.

(3) Unearned finance income was approximately $4.7 billion at both
March 31, 2000 and December 31,1999.


     In January 2000, the Company announced its intention to discontinue the loan origination operations of its Associates Housing Finance ("AHF") unit. Prior to the announcement, AHF originated and serviced loans for manufactured homes. As a result of this announcement, the Company took a special pre-tax charge against earnings of approximately $112 million in the first quarter 2000. This charge covers exit costs of approximately $25
              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

million, including severance, noncancellable contractual obligations and related costs, a securitization retained interest write down of approximately $47 million, and a provision for increased losses on the disposition of repossessions of approximately $40 million. The Company closed substantially all of its sales purchase offices in February 2000 and will close its regional loan origination centers in the second quarter 2000.
The Company will service the liquidation of the existing receivables through its centralized service facility in Knoxville, Tennessee. The Company will limit its origination activities to support of its contractual arrangements and loss mitigation initiatives. Additionally, the Company reclassified its AHF unit's finance receivables of $1.8 billion and related allowance for losses of $175 million to finance receivables held for sale or securitization. At March 31, 2000, the Company had a remaining accrual related to the exit costs of approximately $10.4 million. The AHF unit had pre-tax loss before the special pre-tax charge of approximately $1 million for the three months ended March 31, 2000 and a pre-tax loss of approximately $1 million for the three months ended March 31, 1999.

   In March 2000, the Company securitized and sold a $1.5 billion home equity receivables portfolio and retained interests in the related securitization trust totaling approximately $262 million. A pre-tax gain of approximately $22 million was recorded on this transaction.


NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

   Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                             Three Months Ended      Year Ended
                                                  March 31           December 31
                                             2000          1999          1999
                                             ----          ----      -----------

  Balance at beginning of period           $2,174.4      $1,978.7     $ 1,978.7
    Provision for losses                      451.5         362.8       1,506.4
    Recoveries on receivables
     charged off                               67.2          77.3         268.8
    Losses sustained                         (458.5)       (426.4)     (1,717.1)
    Reserves of receivables sold or
     held for sale or securitization (1)     (176.6)        (27.3)       (214.0)
    Reserves of acquired
     businesses and other                      (2.4)        302.2         351.6
                                           --------      --------     ---------
  Balance at end of period                 $2,055.6      $2,267.3     $ 2,174.4
                                           ========      ========     =========

(1) Includes $175 million of reserves for manufactured housing receivables transferred to finance receivables held for sale or securitization at March 31, 2000.



              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


NOTE 9 - OTHER ASSETS

   The components of other assets at March 31, 2000 and December 31, 1999 were as follows (in millions):

                                           March 31        December 31
                                             2000             1999
                                          ---------        -----------
  Goodwill, net                           $ 3,662.5         $3,747.8
  Finance receivables held for sale
   or securitization, net (1)               3,961.0            153.0
  Notes and other receivables               1,631.9          1,877.9
  Other intangible assets, net              1,891.0          1,579.4
  Property and equipment                      681.4            662.2
  Collateral held for resale                  557.2            431.7
  Relocation client advances                  196.5            185.4
  Other                                       474.9            459.8
                                          ---------         --------
    Total other assets                    $13,056.4         $9,097.2
                                          =========         ========

(1) At March 31, 2000, finance receivables held for sale or securitization includes the finance receivables acquired from Arcadia of approximately $830 million and KeyCorp of approximately $1.3 billion as discussed in Note 3 and finance receivables relating to the Company's AHF unit of approximately $1.8 billion as discussed in Note 7.


NOTE 10 - DEBT RESTRICTION

   Restrictions contained in certain syndicated credit facilities require the Company to maintain a minimum tangible net worth, as defined, of $2.5 billion. At March 31, 2000, the Company's tangible net worth, as defined in the syndicated credit facilities, was approximately $6.4 billion.


NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Instruments currently used by the Company are foreign currency forward exchange, currency swap, interest rate swap, interest rate option, municipal bond and treasury futures and option contracts.

   Foreign currency forward exchange agreements are generally held for purposes other than trading and have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated

              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next five years. The aggregate notional amount of these agreements at March 31, 2000 and December 31, 1999 was $3.2 billion and $2.8 billion, respectively. The fair value of such agreements at March 31, 2000 and December 31, 1999 would have been a liability of $368.9 million and $389.0 million, respectively.

   Foreign currency swap agreements are held for purposes other than trading and have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next 4 years. The aggregate notional amount of these agreements at March 31, 2000 and December 31, 1999 was $5.8 billion and $5.9 billion, respectively. The fair value of such agreements at March 31, 2000 and December 31, 1999 would have been a liability of $446.0 million and $307.9 million, respectively.

   Interest rate swap and interest rate option agreements are held for purposes other than trading and are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap agreements at March 31, 2000 and December 31, 1999 was $9.4 billion and $9.2 billion, respectively. The fair value of such agreements at March 31, 2000 and December 31, 1999 would have been a liability of $43.2 million and $46.7 million, respectively. The aggregate notional amount of interest rate option agreements was $1.5 billion at March 31, 2000. The fair value of such agreements would have been an asset of $7.0 million at March 31, 2000. Interest rate swap and interest rate option agreements mature on varying dates over the next 31 years.

   Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments and are held for purposes other than trading. The aggregate notional amount of futures and option contracts at March 31, 2000 and December 31, 1999 was $372.5 million and $536.2 million, respectively. The fair value of these contracts would have been a liability of $21.2 million and an asset of $12.4 million at March 31, 2000 and December 31, 1999, respectively. Such contracts mature on varying dates through 2000.

   Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments and are held for purposes other than trading. The aggregate notional amount of municipal bond futures contracts at March 31, 2000 and December 31, 1999 was $229.9 million and $180.1 million, respectively. The fair value of these contracts would have been a liability of $4.5 million at March 31, 2000 and an asset of $2.4 million at December 31, 1999. Such contracts mature on varying dates through 2000.



              ASSOCIATES FIRST CAPITAL CORPORATION
  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


NOTE 12 - SEGMENT REPORTING

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

     Managed Basis revenue, earnings and receivables information for each of the Company's reportable segments is presented below (in millions):

                            U.S.      U.S.
                           Credit   Consumer                 International
                            Card    Finance    Commercial(1)   Finance        Total
                           ------   --------   ------------- -------------  --------
Total revenue for the
 three months ended:
   March 31, 2000        $   760.1  $ 1,136.6  $   677.4     $   806.2      $ 3,380.3
   March 31, 1999            621.1    1,124.5      764.4         675.5        3,185.5

Segment earnings for
 for three months ended:
   March 31, 2000 (2)    $   150.9  $   125.7  $    (4.6)    $   203.7      $   475.7
   March 31, 1999             82.3      174.0      126.6         156.0          538.9

Finance receivables at:
   March 31, 2000        $12,966.0  $32,338.2  $22,442.9     $13,591.5      $81,338.6
   December 31, 1999      11,576.0   31,566.8   22,453.8      13,323.3       78,919.9


(1) Commercial finance receivables exclude the owned finance receivables and serviced assets of the Company's AHF unit of $1.8 billion and $3.5 billion, respectively, at March 31, 2000 and $1.8 billion and $3.6 billion, respectively, at December 31, 1999.  The owned receivables have been reclassified to finance receivables held for sale or securitization and are included in other assets.

(2) Excluding the special pre-tax charge, as discussed in Note 7, commercial segment earnings and total earnings would have been $107.8 million and $588.1 million, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The discussion that follows includes amounts reported in the historical financial statements adjusted on a pro forma basis to include certain effects of receivables held for securitization and receivables sold with servicing retained ("Managed Basis"). On an Owned Basis, the net earnings on the Company's retained securitization interests and receivables held for securitization, as well as gains from subsequent sales in revolving securitization structures, are included in servicing related income in the consolidated statement of earnings. On a Managed Basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold. The initial gains recorded on securitization transactions are recorded in investment and other income on both an Owned and Managed Basis. Management believes the discussion of Managed Basis information is useful in evaluating the Company's operating performance.

    The following tables contain selected Managed Basis financial information (in millions):

                                               Three Months Ended March 31,
                                                     2000          1999
                                                  ---------     ----------
Finance charges                                   $ 3,004.2     $ 2,747.7
Insurance premiums                                    275.3         256.3
Investment and other income                           100.8         181.5
                                                  ---------     ----------
    Total revenue                                   3,380.3       3,185.5

Interest expense                                    1,101.4       1,031.6
Operating expenses                                  1,044.2         979.6
Provision for losses                                  633.6         531.7
Insurance benefits paid or provided                   125.4         103.7
                                                  ---------     ----------
    Total expenses                                  2,904.6       2,646.6

Earnings before provision
 for income taxes                                     475.7         538.9
Provision for income taxes                            176.0         202.1
                                                  ---------     ----------
Net earnings                                      $   299.7     $   336.8
                                                  =========     =========

                                                   March 31,   December 31,
                                                     2000         1999
                                                   --------    ----------
Net Finance Receivables (1)
  End of period                                   $81,338.6     $78,919.9
  Average                                          80,114.2      73,621.8

Total Assets
  End of period                                   $98,247.3     $95,088.0
  Average                                          96,625.3      89,575.4

(1) Excludes the owned finance receivables and serviced assets of the Company's AHF unit of $1.8 billion and $3.5 billion, respectively, at March
31, 2000 and $1.8 billion and $3.6 billion, respectively, at December 31, 1999. Additionally, the owned finance receivables and serviced assets of the Company's AHF unit have been excluded from the calculation of the average net finance receivables for the periods ended March 31, 2000 and December 31, 1999.



 Net Earnings

     Net earnings decreased for the three-month period ended March 31, 2000 over the same period in the previous year. In January 2000, the Company announced its intention to discontinue the loan origination operations of its Associates Housing Finance ("AHF") unit. As a result of this announcement, the Company took a special pre-tax charge against earnings of approximately $112 million in the first quarter of 2000. Excluding the special pre-tax charge, net earnings would have increased to $370.5 million for the three- month period ended March 31, 2000 from $336.8 million for the same period in the previous year. The principal factors that influenced the changes in the Company's net earnings are described in the sections that follow.

Finance Charges

    Finance charge revenue on a Managed Basis increased for the first quarter of 2000 to $3.0 billion compared to $2.7 billion in the same quarter in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables (the "Finance Charge Ratio") was 15.00% for the first quarter of 2000 compared to 14.44% for the same quarter in the prior year. The increase in the Finance Charge Ratio was principally due to increased new business yields in response to the rising interest rate environment and the exclusion of the manufactured housing owned finance receivables and serviced assets from average managed receivables.



                ASSOCIATES FIRST CAPITAL CORPORATION


Interest Expense

     Managed Basis interest expense increased to $1.1 billion for the three-month period ended March 31, 2000 compared to $1.0 billion for the same period in 1999. A modest shift toward a higher amount of long term debt as a percentage of total debt was the primary cause of the increase, as long term debt rates were higher than short term debt rates in each period. Lower average outstanding debt levels partially offset the increase.

Net Interest Margin

    As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $1.9 billion for the first quarter of 2000 compared to $1.7 billion for the prior-year quarter. For the three months ended March 31, 2000, the Company's net interest margin expressed as a ratio to average managed finance receivables ("Interest Margin Ratio") increased to 9.50% from 9.02% for the same period in the prior year. The primary reason for the increase in net Interest Margin Ratio was due to the previously mentioned exclusion of manufactured housing owned finance receivables and serviced assets from average managed receivables.

Investment and Other Income

    Investment and other income, on a Managed Basis, decreased to $100.8 million for the first quarter of 2000 compared to $181.5 million for the prior year quarter. The decrease primarily relates to the special pre-tax charge of approximately $47 million related to the write down of the manufactured housing securitization retained interest, the earnings of net assets held for sale and businesses sold during the first quarter of 1999 of approximately $31 million, and the net proceeds on the sale of the Company's recreational vehicle business which were included in investment and other income for the three-month period ended March 31, 1999. This was somewhat offset by a pre-tax gain of approximately $22 million on the first quarter of 2000 securitization and sale of approximately $1.5 billion in home equity receivables.

Operating Expenses

    First quarter Managed Basis operating expenses were higher in 2000 than in 1999 reflecting the growth in the size of the Company and business mix. Operating expenses as a percentage of average managed finance receivables ("Operating Expense Ratio") increased to 5.21% in the first
quarter of 2000, compared to 5.15% in the prior year quarter.   The
Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided was 48.5% for the first three months of 2000 compared to 47.8% in the same period in the prior year. Excluding the special pre-tax charge of approximately $25 million related to the exit costs, the operating expense ratio and
                  ASSOCIATES FIRST CAPITAL CORPORATION


efficiency ratio declined to 5.09% and 46.3%, respectively. The decrease in the adjusted ratios was primarily the result of integration and other costs of the Avco acquisition in the first quarter 1999. The decline in the operating expense ratio was somewhat offset by the previously mentioned exclusion of manufactured housing owned finance receivables and serviced assets from average managed finance receivables.


Provision for Losses

    The Company's Managed Basis provision for losses increased to $593.4 million during the first quarter of 2000 from $531.7 million for the first quarter of 1999. The increase is primarily related to the special pre-tax charge in the first quarter 2000 of approximately $40 million. Total
Managed Basis net credit losses from ongoing operations, which excludes the Company's AHF unit, as a percentage of average managed finance receivables (the "Loss Ratio") were 2.86% for the first quarter of 2000 compared to 2.78% for the same period in 1999. The increase in the Loss Ratio was primarily due to an increase in loss rates in the home equity, personal lending and truck and truck trailer receivables portfolios. A deterioration of credit quality in certain acquired home equity portfolios and the fourth quarter centralization of certain collection operations related to the personal loan portfolios caused the increase in losses in the home equity and personal lending portfolios. The increase in truck and truck trailer net credit losses is due to increased loss severity on the sale of repossessions and fewer loans with recourse arrangements.


Financial Condition

    Managed finance receivables decreased $3.1 billion during the first quarter of 2000. This decrease was primarily the result of the exclusion of approximately $5.5 billion in manufactured housing receivables from managed receivables at March 31, 2000. The Company did not include manufactured housing receivables in total managed receivables because it had discontinued the loan origination operations of its Associates Housing Finance unit. The Company will continue to service manufactured housing accounts and report manufactured housing receivables as a component of total managed assets. This decrease was partially offset by the acquisition of KeyCorp's credit card receivables portfolio of $1.3 billion and receivables growth of approximately $1.1 billion.

    Composite 60+days contractual delinquency from ongoing operations was 2.64% of gross managed finance receivables at March 31, 2000, compared to 2.81% at December 31, 1999. Accordingly, the allowance for losses to net finance receivables decreased to 3.12% at March 31, 2000 from 3.16% at December 31, 1999. Company management believes the allowance for losses at March 31, 2000 is sufficient to provide adequate coverage against losses in its portfolios. Composite 60+days contractual delinquency for the Company's AHF unit was 1.58% for the three months ended March 31, 2000.

                  ASSOCIATES FIRST CAPITAL CORPORATION


The Loss Ratio for the Company's AHF unit was 2.88% and 1.96% for the three months ended March 31, 2000 and 1999, respectively.


Liquidity and Capital Resources

    Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available at all times to meet the Company's commitments.

    The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. Management believes that the Company has available sufficient liquidity, from a combination of cash provided from operations, external borrowings and asset securitizations to support its operations.

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

    At March 31, 2000, the Company had short- and long-term debt outstanding of $28.2 billion and $41.9 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued publicly and privately by the Company's principal domestic operating subsidiary, Associates Corporation of North America, in the United States and abroad, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the three months ended March 31, 2000 and 1999, the Company raised term debt aggregating $3.5 billion and $2.0 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At March 31, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit.

                  ASSOCIATES FIRST CAPITAL CORPORATION


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

    Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and amortized over the expected life. Additionally, the Company has written put options during the first quarter of 2000 in aggregate of up to $1.5 billion principal amounts of certificates backed by home equity receivables which requires it to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $7 million in connection with these options.

    As part of its risk management activities, the Company hedges its net investments in its Japanese subsidiary, AIC Corporation. To date the Company has used forward contracts to hedge the Yen denominated net investment. Beginning in the second quarter of 2000, the Company will transition its investment hedging activities to utilize other instruments which will receive consistent accounting treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

    During the first quarter of 2000, the credit ratings of the Company and its principal operating subsidiary, Associates Corporation of North America ("ACONA"), were lowered. Fitch IBCA ("Fitch") lowered the long-term and short-term credit ratings of the Company and ACONA to A+/F1 and AA-/F1+, respectively. The ratings of the Company and ACONA remain on a negative outlook. The action taken by Fitch brought the ratings of the Company and ACONA into alignment with the other major rating agencies. In addition, Standard & Poors lowered its long-term and short-term credit ratings of ACONA to A+/A1 with a stable outlook. The Company's credit ratings were reaffirmed by Standard & Poors with a stable outlook.

    During the first quarter of 2000, the Company's board of directors authorized the repurchase of up to 50 million shares of the Company's stock. The share repurchase would be implemented over time and funded through excess capital formation.

                ASSOCIATES FIRST CAPITAL CORPORATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion that follows reflects material changes in the "Quantitative and Qualitative Disclosure About Market Risk" reported at year end, and, as such, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in the Company's product and debt mix and developments in the global financial markets.

Interest Rate Risk-Managed Basis

    Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. At March 31, 2000, the one-year gap was a negative 10%, an increase from negative 5% at December 31, 1999. A negative one-year gap indicates that a greater percentage of liabilities versus assets will reprice within a one-year time frame.

    The Company also uses a simulation model to evaluate the impact on earnings. For an immediate 1% increase in rates, projected annual after-tax earnings on managed assets would have declined by 6% at March 31, 2000 and 4% at December 31, 1999. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

    For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's Managed assets and liabilities and their exposure to changes in interest rates. At March 31, 2000, interest rate movements would affect annual after-tax earnings by approximately $69 million, as compared to $60 million at December 31, 1999, as calculated under the VAR methodology.

    In April 2000, the Company initiated $4.8 billion of transactions, which reduced its interest rate risk position, to a level similar to the December 1999 risk profile. Including the effect of these April transactions, the projected April 30, 2000 one-year gap was a negative 4%. Similarly, using a simulation model, an immediate 1% increase in rates would result in an decrease in projected annual after-tax earnings on managed assets of 4%.

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

    The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1999 the cautionary statements found on pages 30 and 31 of such Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits
           (12)  Computation of Ratio of Earnings to Fixed Charges.
           (27)  Financial Data Schedule.

       (b) Reports on Form 8-K

       During the first quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K as of January 27, 2000 (announcing financial results for the year ended December 31, 1999); January 27, 2000 (announcing expected growth for 2000 earnings per share); and February 15, 2000 (announcing management's outlook for 2000).



                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         May 12, 2000

                         ASSOCIATES FIRST CAPITAL CORPORATION
                                     (registrant)




                         By /s/ John F.  Stillo
                           ----------------------------------------
                           Executive Vice President, Comptroller and
                            Principal Accounting Officer