Form 10-Q
period 2000-06-30
ASSOCIATES FIRST CAPITAL CORP
filed 2000-08-10
CIK 7974

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 ------------------------------
                               OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from                       to


Commission file number   2-44197
                        --------------------------------------

                    ASSOCIATES FIRST CAPITAL CORPORATION
         (Exact name of registrant as specified in its charter)


           Delaware                                     06-0876639
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

As of June 30, 2000, the registrant had 1,150,000,000 and 144,118,820 respective shares of Class A and Class B Common Stock authorized, 728,865,065 shares of Class A Common Stock issued, of which 728,407,156 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS.


               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)
                         (Unaudited)

                               Six Months Ended      Three Months Ended
                                   June 30                June 30
                               2000        1999      2000          1999
                               ----        ----      ----          ----
 REVENUE
   Finance charges           $4,615.3   $4,546.0     $2,337.1   $2,262.1
   Servicing related income     938.6      506.1        535.0      282.8
   Insurance premiums           554.6      516.8        279.3      260.5
   Investment and other
    income                      286.9      365.5        186.1      184.0
                             --------   --------     --------   --------
                              6,395.4    5,934.4      3,337.5    2,989.4

 EXPENSES
   Interest expense           2,009.2    1,925.3      1,048.1      965.3
   Operating expenses         2,090.7    1,951.1      1,046.5      971.5
   Provision for losses on
    finance receivables         900.9      727.2        449.4      364.4
   Insurance benefits paid
    or provided                 269.4      218.9        144.0      115.2
                             --------   --------     --------   --------
                              5,270.2    4,822.5      2,688.0    2,416.4
                             --------   --------     --------   --------
 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES            1,125.2    1,111.9        649.5      573.0
 PROVISION FOR INCOME TAXES     416.3      417.0        240.3      214.9
                             --------   --------     --------   --------
 NET EARNINGS                $  708.9   $  694.9     $  409.2   $  358.1
                             ========   ========     ========   ========

 NET EARNINGS PER SHARE
   Basic                     $   0.97   $   0.95     $   0.56   $   0.49
                             ========   ========     ========   ========

   Diluted                   $   0.97   $   0.95     $   0.56   $   0.49
                             ========   ========     ========   ========


    See notes to consolidated interim financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
       (Dollars In Millions, Except Per Share Information)



                                                   June 30    December 31
                                                    2000         1999
                                                 ----------   -----------
                                                 (Unaudited)
                              ASSETS
 CASH AND CASH EQUIVALENTS                        $ 1,334.0    $ 1,026.3
 INVESTMENTS IN DEBT AND EQUITY SECURITIES          8,010.6      7,176.5
 FINANCE RECEIVABLES, net of unearned finance
  income, allowance for losses and insurance
  policy and claims reserves                       65,723.2     65,656.8
 OTHER ASSETS                                      12,633.2      9,097.2
                                                  ---------    ---------
     Total assets                                 $87,701.0    $82,956.8
                                                  =========    =========


               LIABILITIES AND STOCKHOLDERS' EQUITY
 NOTES PAYABLE, unsecured short-term
   Commercial Paper                               $31,034.5    $25,991.9
   Bank Loans                                         228.5      1,261.5
 ACCOUNTS PAYABLE AND ACCRUALS                      3,990.7      4,498.9
 LONG-TERM DEBT
   Senior Notes                                    41,697.5     40,978.8
   Subordinated and Capital Notes                     455.2        425.2
                                                  ---------    ---------
                                                   42,152.7     41,404.0

                                                   June 30    December 31
                                                    2000         1999
                                                 ----------   -----------
                                                 (Unaudited)
 STOCKHOLDERS' EQUITY
   Series A Junior Participating Preferred
    Stock, $0.01 par value, 734,500 shares
    authorized, no shares issued or outstanding         -            -
   Class A Common Stock, $0.01 par value,
    1,150,000,000 shares authorized, 728,865,065
    and 728,747,443 shares issued in 2000 and
    1999, respectively                                  7.3          7.3
   Class B Common Stock, $0.01 par value,
    144,118,820 shares authorized, no shares
    issued or outstanding                               -            -
   Paid-in Capital                                  5,281.9      5,282.1
   Retained Earnings                                5,115.9      4,501.8
   Accumulated Other Comprehensive (Loss) Income      (75.8)        44.7
   Less 457,909 and 597,785 shares of Class A
    Common Stock at cost held in Treasury in 2000
    and 1999, respectively, and Restricted Stock      (34.7)       (35.4)
                                                  ---------    ---------
      Total stockholders' equity                   10,294.6      9,800.5
                                                  ---------    ---------
      Total liabilities and stockholders' equity  $87,701.0    $82,956.8
                                                  =========    =========

     See notes to consolidated interim financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                   2000          1999
                                                   ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                 $    708.9    $    694.9
   Adjustments to reconcile net earnings for
    non-cash and other operating activities:
     Provision for losses on finance receivables     900.9         727.2
     Amortization of goodwill and other
      intangible assets                              135.8         109.1
     Depreciation and other amortization             201.8         138.7
     Other operating activities                   (1,023.2)       (344.2)
                                                ----------     ---------
       Net cash provided from operating
        activities                                   924.2       1,325.7
                                                ----------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated                (28,679.5)    (32,963.8)
   Finance receivables liquidated                 23,796.3      29,692.6
   Sale of finance businesses and branches             -         1,490.1
   Acquisitions of loan portfolios and
    other finance businesses, net                 (2,839.3)     (4,511.9)
   Proceeds from securitization of finance
    receivables                                    2,327.7         664.6
   Other investing activities                        213.4        (670.8)
                                                 ---------     ---------
       Net cash used for investing
        activities                                (5,181.4)     (6,299.2)
                                                 ---------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                      8,456.9       8,294.2
   Retirement of long-term debt                   (7,491.6)     (5,295.1)
   Increase in notes payable                       3,698.0         856.3
   Other financing activities                        (94.7)        (51.5)
                                                 ---------     ---------
       Net cash provided from financing
        activities                                 4,568.6       3,803.9

 EFFECT OF FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ON CASH                                 (3.7)        (10.6)
                                                 ---------     ---------



 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   307.7      (1,180.2)

 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        1,026.3       4,665.6
                                                 ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  1,334.0    $  3,485.4
                                                ==========    ==========








     See notes to consolidated interim financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

      Associates First Capital Corporation (the "Company"), a Delaware corporation, is a leading diversified finance organization providing finance, leasing, insurance and related services to consumers and businesses in the United States and internationally.


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

     In the opinion of management, all adjustments, consisting only of normal, recurring accruals, necessary to present fairly the results of operations and financial position have been made. The financial position and results of operations as of and for any interim period are unaudited and not necessarily indicative of the results of operations for a full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve matters of judgment. Actual results could differ from these estimates.


NOTE 3 - SIGNIFICANT TRANSACTIONS

     In January 2000, the Company entered into an agreement with KeyCorp, under which the companies will jointly manage KeyCorp's credit card program. Additionally, the Company acquired KeyCorp's credit card receivables portfolio with a fair market value of $1.3 billion and intangible assets, primarily related to customer lists and operating agreements, of approximately $350 million for $1.7 billion.

     In April 2000, the Company acquired the common stock of Arcadia
Financial Ltd. ("Arcadia") for $195 million which approximated the fair value of the intangible assets established in the acquisition. Arcadia had approximately $470 million in senior and subordinated notes at the time of the acquisition. At June 30, 2000, the Company managed $3.4 billion of Arcadia's serviced assets originated and sold with servicing retained prior to the acquisition.

     All of the transactions described above were accounted for as purchases. The results of operations are included in the consolidated results of the Company from the respective acquisition dates. The allocation of the purchase price for these transactions is based upon preliminary estimates and may be refined as additional information is available.

     In July 2000, the Company announced an agreement to purchase approximately $630 million in credit card receivables from Zale Corporation ("Zale"). Additionally, the Company entered into an operating agreement for Zale's on-going credit card business.


NOTE 4 - EARNINGS PER SHARE

     Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                   Six Months Ended     Three Months Ended
                                        June 30              June 30
                                    2000       1999      2000        1999
                                    ----       ----      ----        ----


  Basic net earnings per share: (1)
    Net earnings                   $708.9     $694.9    $409.2      $358.1
    Weighted average shares
     outstanding                    727.4      728.0     727.5       728.4
                                   $ 0.97     $ 0.95    $ 0.56      $ 0.49
                                   ======     ======    ======      ======

  Diluted net earnings per share: (1)
    Net earnings                   $708.9     $694.9    $409.2      $358.1
    Weighted average shares
     outstanding plus assumed
     conversions                    728.7      732.5     729.1       732.7
                                   $ 0.97     $ 0.95    $ 0.56      $ 0.49
                                   ======     ======    ======      ======

  Calculation of weighted average
   shares outstanding plus
   assumed conversions:
    Weighted average shares
     outstanding                    727.4      728.0     727.5       728.4
    Effect of dilutive securities     1.3        4.5       1.6         4.3
                                   ------     ------    ------      ------
                                    728.7      732.5     729.1       732.7
                                   ======     ======    ======      ======


(1) Net earnings and earnings per share for the six months ended
June 30, 2000 include a special pre-tax charge of approximately
$112 million as described in Note 7. Excluding the special pre-tax charge, net earnings would have been $779.7 million and basic and diluted earnings per share would have been $1.07.


     During the six months ended June 30, 2000 and 1999, the Company declared and paid cash dividends of $0.13 and $0.11 per common share, respectively.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

                                                     June 30    December 31
                                                      2000         1999
                                                      ----         ----
  Foreign currency translation adjustments           $ 34.3       $ 148.8
  Net unrealized loss on available-for-sale
   securities                                        (110.1)       (104.1)
                                                    -------       -------
    Accumulated other comprehensive (loss) income   $ (75.8)      $  44.7
                                                    =======       =======


     Comprehensive income, net of tax, for the six- and three-month periods ended June 30, 2000 and 1999 consisted of (in millions):

                                  Six Months Ended     Three Months Ended
                                       June 30              June 30
                                   2000      1999       2000        1999
                                   ----      ----       ----        ----
  Net earnings                    $708.9    $694.9     $409.2      $358.1
  Foreign currency translation
   adjustments                    (114.5)    (14.9)     (84.9)      (22.3)
  Net unrealized (loss) gain on
   available-for-sale securities    (6.0)    (37.4)       2.2       (42.3)
                                  ------    ------     ------      ------
    Total Comprehensive income    $588.4    $642.6     $326.5      $293.5
                                  ======    ======     ======      ======



NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Available-for-sale securities consist of retained securitization interests, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. The Company classifies these debt and equity securities as available-for-sale securities and adjusts their recorded value to market. The estimated market value at June 30, 2000 and December 31, 1999 was $8.0 billion and $7.1 billion, respectively. The amortized cost at June 30, 2000 and December 31, 1999 was $8.2 billion and $7.3 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income.


NOTE 7 - FINANCE RECEIVABLES

     At June 30, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                                 June 30     December 31
                                                  2000          1999
                                                 -------     -----------
  Home equity                                   $26,264.7     $25,015.0
  Personal lending and retail sales
   finance                                       16,371.1      16,012.4
  Truck and truck trailer                        12,722.4      13,130.3
  Equipment                                       7,109.2       6,977.3
  Credit card                                     2,358.4       2,247.1
  Auto fleet leasing                              2,192.6       2,070.1
  Manufactured housing                                -         1,849.0
  Warehouse lending, government guaranteed
   lending and municipal finance                  1,784.4       1,515.9
                                                ---------     ---------

    Finance receivables, net of unearned
     finance income of approximately $4.7
     billion at June 30, 2000 and December
     31, 1999 ("net finance receivables")        68,802.8      68,817.1
  Allowance for losses on finance receivables    (2,115.7)     (2,174.4)
  Insurance policy and claims reserves             (963.9)       (985.9)
                                                ---------     ---------
    Finance receivables, net of unearned
     finance income, allowance for losses and
     insurance policy and claims reserves       $65,723.2     $65,656.8
                                                =========     =========


     In January 2000, the Company announced it would discontinue originating loans for manufactured housing. As a result of this decision, the Company took a special pre-tax charge against earnings of approximately $112 million. At June 30, 2000, the Company included such finance receivables and related allowance for losses of $1.7 billion and $0.2 billion, respectively, in other assets as finance receivables held for sale or securitization.

     In 2000, the Company has securitized and sold a home equity receivables portfolio, a credit card receivables portfolio and an automobile retail sales finance receivables portfolio totaling $2.7 billion and retained interests in the related securitization trusts approximating $473 million. Pre-tax gains of approximately $53 million were recorded on these transactions.


NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables were (in millions):

                                     Six Months Ended       Year Ended
                                         June 30            December 31
                                    2000          1999          1999
                                    ----          ----          ----

  Balance at beginning of period  $2,174.4      $1,978.7     $ 1,978.7
    Provision for losses             900.9         727.2       1,506.4
    Recoveries on receivables
     charged off                     145.0         157.5         268.8
    Losses sustained                (937.3)       (856.9)     (1,717.1)
    Reserves of receivables sold
     and held for securitization    (185.7)       (185.2)       (214.0)
    Reserves of acquired
     businesses and other             18.4         318.1         351.6
                                  --------      --------     ---------
  Balance at end of period        $2,115.7      $2,139.4     $ 2,174.4
                                  ========      ========     =========

NOTE 9 - OTHER ASSETS

     The components of other assets at June 30, 2000 and December 31, 1999 were as follows (in millions):

                                              June 30       December 31
                                               2000            1999
                                              -------       -----------
  Goodwill, net                              $ 3,624.7       $3,747.8
  Finance receivables held for sale
   or securitization, net (1)                  3,514.5          153.0
  Other intangible assets, net                 2,097.2        1,579.4
  Notes and other receivables                  1,281.7        1,877.9
  Property and equipment                         736.3          662.2
  Collateral held for resale                     606.8          431.7
  Relocation client advances                     235.3          185.4
  Other                                          536.7          459.8
                                             ---------       --------
    Total other assets                       $12,633.2       $9,097.2
                                             =========       ========

(1) At June 30, 2000, finance receivables held for sale or securitization includes approximately $516 million of automobile finance receivables acquired from Arcadia, approximately $1.1 billion of securitizable finance receivables acquired from KeyCorp and approximately $1.5 billion of manufactured housing net finance receivables as discussed in Note 7.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program. Instruments currently used by the Company are foreign currency forward exchange, currency swap, interest rate swap, interest rate option, municipal bond and treasury futures and option contracts. All of these instruments are held for purposes other than trading.

     Foreign currency forward exchange agreements have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next year. The aggregate notional amount of these agreements was $2.9 billion and $2.8 billion at June 30, 2000 and December 31, 1999, respectively. The fair value of such agreements at June 30, 2000 and December 31, 1999 would have been an asset of $14.5 million and a liability of $389.0 million, respectively.

     Foreign currency swap agreements have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at June 30, 2000 and December 31, 1999 was $7.0 billion and $5.9 billion, respectively. The fair value of such agreements at June 30, 2000 and December 31, 1999 would have been a liability of $303.0 million and $307.9 million, respectively.

     Interest rate swap and interest rate option agreements are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap agreements at June 30, 2000 and December 31, 1999 was $15.8 billion and $9.2 billion, respectively. The fair value of such agreements at June 30, 2000 and December 31, 1999 would have been a liability of $63.6 million and $46.7 million, respectively. The aggregate notional amount of interest rate option agreements was $1.5 billion at June 30, 2000. The fair value of such agreements at June 30, 2000 would have been an asset of $1.2 million. Interest rate swap and interest rate option agreements mature on varying dates over the next 30 years.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments. The aggregate notional amount of futures and option contracts at June 30, 2000 and December 31, 1999 was $308.9 million and $536.2 million, respectively. The fair value of these contracts at June 30, 2000 and December 31, 1999 would have been a liability of $1.9 million and an asset of $12.4 million, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments. The aggregate notional amount of municipal bond futures contracts at June 30, 2000 and December 31, 1999 was $243.7 million and $180.1 million, respectively. The fair value of these contracts at June 30, 2000 and December 31, 1999 would have been a liability of $5.0 million and an asset of $2.4 million, respectively. Such contracts mature on varying dates through 2000.


NOTE 11 - SEGMENT REPORTING

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

                                 U.S.      U.S.
                                Credit   Consumer                 International
                                 Card    Finance    Commercial      Finance        Total
                                ------   --------   ----------    -------------    -----

Total revenue
 Six months ended:
   June 30, 2000              $ 1,577.7  $ 2,353.3  $ 1,432.2     $ 1,662.9      $ 7,026.1
   June 30, 1999                1,214.8    2,238.0    1,571.2       1,408.8        6,432.8

 Three months ended:
   June 30, 2000              $   817.6  $ 1,216.7  $   754.8     $   856.7      $ 3,645.8
   June 30, 1999                  593.7    1,113.5      806.8         733.3        3,247.3


Segment earnings
 Six months ended:
   June 30, 2000 (2)          $   312.7  $   299.6  $    78.4     $   434.5      $ 1,125.2
   June 30, 1999                  167.6      373.2      255.2         315.9        1,111.9

 Three months ended:
   June 30, 2000 (2)          $   160.3  $   170.2  $    80.0     $   239.0      $   649.5
   June 30, 1999                   85.3      199.2      128.6         159.9          573.0

Finance receivables (1):
   June 30, 2000              $13,321.6  $34,073.1  $22,444.6     $14,959.2      $84,798.5
   December 31, 1999           11,576.0   31,566.8   22,453.8      13,323.3       78,919.9


(1) Commercial finance receivables exclude the manufactured housing owned finance receivables and
serviced assets of $1.7 billion and $3.4 billion, respectively, at June 30, 2000 and $1.8 billion and $3.6 billion at December 31, 1999, respectively.  The owned receivables have been reclassified to finance receivables held for sale or securitization and are included in other assets. Additionally, U.S. Consumer Finance receivables excludes the serviced assets of Arcadia securitized prior to the acquisition of Arcadia of $3.4 billion at June 30, 2000.

(2) Excluding the special pre-tax charge, as discussed in Note 7, commercial segment earnings
and
total earnings would have been $187.8 million and $1.2 billion, respectively.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations

    The discussion that follows includes amounts reported in the historical financial statements ("Owned Basis") adjusted on a pro forma basis to include certain effects of receivables held for securitization and receivables sold with servicing retained ("Managed Basis"). This presentation excludes the serviced assets of Arcadia originated and sold with servicing retained prior to the acquisition of Arcadia by the Company and the manufactured housing owned finance receivables and serviced assets. On an Owned Basis, the net earnings on the Company's retained securitization interests and receivables held for securitization or sale, as well as gains from subsequent sales in revolving securitization structures, are included in servicing related income in the consolidated statement of earnings. On a Managed Basis, these earnings are reclassified and presented as if the receivables had neither been held for securitization nor sold. The initial gains recorded on securitization transactions are recorded in investment and other income on both an Owned and Managed Basis. Management believes the discussion of Managed Basis information is useful in evaluating the Company's operating performance.

    The following tables contain selected Managed Basis financial information (in millions):

                             Six Months Ended June 30    Three Months Ended June 30
                                 2000          1999           2000          1999
                                 ----          ----           ----          ----

Finance charges              $  6,184.6    $  5,550.5      $ 3,180.4     $ 2,802.8

Insurance premiums                554.6         516.8          279.3         260.5
  Investment and other income     286.9         365.5          186.1         184.0
                             ----------    ----------      ---------     ---------
    Total revenue               7,026.1       6,432.8        3,645.8       3,247.3


Interest expense                2,293.8       2,067.7        1,192.4       1,036.1

Operating expenses              2,090.7       1,951.1        1,046.5         971.5

Provision for losses            1,247.0       1,083.2          613.4         551.5

Insurance benefits paid
 or provided                      269.4         218.9          144.0         115.2
                            -----------    ----------       --------     ---------
    Total expenses              5,900.9       5,320.9        2,996.3       2,674.3
                            -----------    ----------       --------     ---------

Earnings before provision
 for income taxes               1,125.2       1,111.9          649.5         573.0

Provision for income taxes        416.3         417.0          240.3         214.9
                             ----------     --------       ---------     ---------
Net earnings                 $    708.9     $   694.9      $   409.2     $   358.1
                             ==========     =========      =========     =========



                               June 30     December 31
                                2000         1999
                                ------     -----------
Net Finance Receivables (1)
  End of period             $ 84,798.5     $78,919.9
  Average                     81,497.5      73,621.8

Total Assets
  End of period             $100,943.9     $95,088.0
  Average                     98,197.6      89,575.4

(1) Excludes the manufactured housing owned finance receivables and serviced assets of $1.7 billion and $3.4 billion, respectively, at June 30, 2000 and $1.8 billion and $3.6 billion, respectively, at December 31, 1999 and the serviced assets of Arcadia originated and sold with servicing retained prior to the acquisition of Arcadia of $3.4 billion at June 30, 2000.
Additionally, the manufactured housing owned finance receivables and serviced assets have been excluded from the calculation of the average net finance receivables for the periods ended June 30, 2000 and December 31, 1999.


Net Earnings

     Net earnings on an owned and managed basis increased for the six-month period ended June 30, 2000 over the same period in the previous year. In January 2000, the Company announced its intention to discontinue the loan origination operations of its Associates Housing Finance ("AHF") unit. As a result of this announcement, the Company took a special pre-tax charge against earnings of approximately $112 million in the first quarter of 2000.
Excluding the special pre-tax charge, net earnings would have increased to $779.7 million for the six-month period ended June 30, 2000 from $694.9 million for the same period in the previous year. Net earnings increased for the three-month period ended June 30, 2000 to $409.2 million as compared to $358.1 million in the prior year period. The principal factors that influenced the changes in the Company's net earnings are described in the sections that follow.


Finance Charges

    Finance charge revenue on a Managed Basis increased for the six- and three-month periods ended June 30, 2000, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables ("Finance Charge Ratio") increased to 15.18% and 15.36% for the six and three-month periods ended June 30, 2000, respectively, from 14.46% and 14.49% for the comparable periods in 1999. The increase in the Finance Charge Ratio principally was due to higher new business yields in response to the rising interest rate environment.

Interest Expense

    Managed Basis interest expense increased to $2.3 billion and $1.2 billion for the six- and three-month periods ended June 30, 2000, respectively, from $2.1 billion and $1.0 billion for the respective six- and three-month periods ended June 30, 1999. This increase primarily was due to an increase in average debt outstanding for each of the comparative periods. The increase in average debt outstanding principally resulted from the growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. In addition, an increase in the Company's total average borrowing rate in both comparable periods also contributed to the increase.


Net Interest Margin

    As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $3.9 billion and $2.0 billion for the six- and three-month periods ended June 30, 2000, respectively, compared to $3.5 billion and $1.8 billion for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio to average managed finance receivables also improved to 9.55% and 9.60% for the six and three-month periods ended June 30, 2000, respectively, compared to 9.07% and 9.14% for the comparable periods in the prior year.


Investment and Other Income

     Investment and other income, on a Managed Basis, was $286.9 million and $186.1 million for the six and three-month periods ended June 30, 2000, respectively, compared to $365.5 million and $184.0 million for the comparable periods in 1999.

    The decrease in investment and other income for the six-month period ended June 30, 2000 as compared to the prior year period primarily relates to the special pre-tax charge of approximately $47 million related to the write down of the manufactured housing securitization retained interest, the earnings of net assets held for sale and businesses sold during the first quarter of 1999 of approximately $31 million, and the net proceeds on the sale of the Company's recreational vehicle business which were included in investment and other income for the three-month period ended March 31, 1999. This was partially offset by pre-tax gains on securitizations during the six months ended June 30, 2000 of $53 million.


Operating Expenses

     Six- and three-month Managed Basis operating expenses for the periods ended June 30, 2000 were higher on a dollar basis than in the corresponding periods in 1999, reflecting growth in the size of the Company and business mix. Operating expenses as a percentage of average managed finance receivables ("Operating Expense Ratio") increased to 5.13% and 5.05% for the six and three months ended June 30, 2000, respectively, compared to 5.08% and 5.02% for the same periods in the prior year. The increase in the Operating expense ratio for the six months ended June 30, 2000 is primarily related to the first quarter 2000 special pre-tax charge of approximately $25 million related to exit costs. Excluding this charge, the Operating Expense Ratio for the six months ended June 30, 2000 would have been 5.07%.

    The Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided was 46.9% and 45.3% for the six and three-month periods ended June 30, 2000, respectively compared to 47.1% and 46.4% for the same periods in the prior year. Excluding the special pre-tax charge, the efficiency ratio declined to 45.8% for the six months ended June 30, 2000. The decrease in the efficiency ratio for both periods is primarily related to integration and other costs of the Avco acquisition during the six and three months ended June 30, 1999.


Provision for Losses

    The Company's Managed Basis provision for losses increased to $1.2 billion for the first six months of 2000 from $1.1 billion for the same period in 1999. The provision for losses for the three-month period ended June 30, 2000 increased to $613.4 million from $551.5 million in the prior year period. In both periods, the provision increased principally as a result of increased Managed Basis net credit losses.

    Total Managed Basis net credit losses from on-going operations, which excludes the Company's AHF unit, as a percentage of average managed finance receivables (the "Loss Ratio") were 2.79% and 2.73% for the six and three-month periods ended June 30, 2000, respectively, compared to 2.81% and 2.84% for the same periods in 1999. The decrease in the Loss Ratio for the three months ended June 30, 2000 was primarily due to a decrease in loss rates in the home equity, personal lending and credit card receivables portfolios.


Financial Condition

    Managed finance receivables increased slightly during the six-month period ended June 30, 2000. This change was primarily the result of the acquisitions and receivables growth of $4.2 billion. The Company did not include manufactured housing receivables in total managed receivables because it had discontinued these loan origination operations. The Company will continue to service manufactured housing accounts and report manufactured housing receivables as a component of total managed assets.

    Composite 60+days contractual delinquency from ongoing operations was 2.59% of managed finance receivables at June 30, 2000, compared to 2.81% at December 31, 1999. This decrease is primarily a result of lower delinquencies in the home equity, personal lending and credit card portfolios. The allowance for losses to net finance receivables declined to 3.07% at June 30, 2000 from 3.16% at December 31, 1999. Composite 60+days contractual delinquency for the Company's AHF unit was 1.69% at June 30, 2000. The loss ratio for the Company's AHF unit was 2.84% at June 30, 2000 compared to 2.58% at December 31, 1999.


Liquidity and Capital Resources

    Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available to meet the Company's commitments.

    The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. Management believes that the Company has available sufficient liquidity to support its operations from a combination of cash provided from operations, external borrowings and asset securitizations. The Company maintains a universal shelf registration statement with remaining capacity of $5.7 billion. A subsidiary of the Company also maintains an effective shelf registration statement for the issuance of debt related securities with remaining capacity of $1.1 billion. In July 2000, the Company filed a shelf registration statement for the issuance of debt related securities with a capacity of $16.1 billion.


    A principal strength of the Company is its ability to access the global debt and equity markets in a cost-efficient manner. Continued access to the public and private debt markets is critical to the Company's ability to continue to fund its operations. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversification of funding sources and asset liquidity to ensure that it is able to meet its obligations as they mature. The Company's domestic operations principally are funded through domestic and international borrowings and asset securitizations. The Company's foreign subsidiaries principally are financed through private and public debt borrowings in the transactional currency and fully hedged intercompany borrowings.

    At June 30, 2000, the Company had short- and long-term debt outstanding of $31.3 billion and $42.2 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued by the Company's principal domestic operating subsidiary, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the six months ended June 30, 2000 and 1999, the Company raised term debt aggregating $8.5 billion and $8.3 billion, respectively, through public and private offerings.

    Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At June 30, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit. Under a debt covenant associated with a syndicated credit facility, the Company requires a minimum tangible net worth of $3.5 billion. At June 30, 2000, the Company's tangible net worth, as defined in the syndicated credit facility, was approximately $6.7 billion.

    The Company has access to other sources of liquidity such as the issuance of alternative forms of capital, the issuance of common and preferred stock and the increased use of asset securitization. The Company's securitization transactions have included the manufactured housing, home equity, credit card and automobile financing related asset-backed classes. The Company has additional asset classes in its portfolio which can be securitized, including asset classes within its foreign operations.

    Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and
amortized over the expected life.    Additionally, the Company has written put
options in aggregate of up to $5.3 billion principal amounts of certificates backed by finance receivables which requires it, under certain circumstances, to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $27 million in connection with these options.

    As part of its risk management activities, the Company hedges its net investment in its Japanese subsidiaries. To date the Company has used forward contracts to hedge the Yen denominated investment. Beginning in the second quarter of 2000, the Company has begun to transition to other hedging
instruments by shortening the maturity of its forward contracts.   In June
2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"). This Statement which is an amendment to SFAS 133, addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Subsequent to evaluating the impact of the amendment, the Company has completed the process of evaluating various strategies which management believes will qualify for hedge accounting treatment under SFAS 133. During the remainder of the year, the Company will transition to new strategies and systems as necessary in order to be fully compliant. It is not anticipated that the implementation of the statement will cause a material impact on the Company's operating results. This statement will be effective for the Company for the 2001 fiscal year.

    The Company's board of directors authorized the repurchase of up to 50 million shares of the Company's stock. This program allows the Company at any time in the future to repurchase securities at attractive prices should favorable market conditions occur. At June 30, 2000, no shares have been repurchased under this program.

     During the six months ended June 30, 2000 and 1999, the Company declared and paid cash dividends of $0.13 and $0.11 per common share, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks related to fluctuations in interest rates. The discussion that follows reflects material changes in the "Quantitative and Qualitative Disclosure About Market Risk" reported at year end, and, as such, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in the Company's product and debt mix and developments in the global financial markets.

Interest Rate Risk   Managed Basis

    Interest rate risk is measured and controlled through the use of static gap analysis and financial forecasting, both of which incorporate assumptions about future events. At June 30, 2000, the one-year gap was a negative 4%, as compared to a negative 10% and 5% at March 31, 2000 and December 31, 1999, respectively. A negative one-year gap indicates that a greater percentage of liabilities versus assets will reprice within a one-year time frame.

    The Company also uses a simulation model to evaluate the impact on earnings. For an immediate 1% increase in rates, projected annual after-tax earnings on managed assets would have declined by 5% at June 30, 2000, 6% at March 31, 2000 and 4% at December 31, 1999. An immediate 1% rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not currently represent the Company's view of future market developments.

    For purposes of the United States Securities and Exchange Commission disclosure requirements, the Company has also performed an enterprise-wide value at risk ("VAR") analysis of the Company's Managed assets and liabilities and their exposure to changes in interest rates. At June 30, 2000, interest rate movements would affect annual after-tax earnings by $77 million, as compared to $69 million and $60 million at March 31, 2000 and December 31, 1999, respectively, as calculated under the VAR methodology.

                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    The Federal Trade Commission has referred to the Department of Justice its investigation into the pricing practices of Detroit area mortgage brokers doing business with a Company subsidiary in 1995 and 1996. The FTC has asked the Justice Department to consider whether to file a lawsuit against the Company for alleged broker loan pricing disparities based on race.
Even if the Justice Department files suit against the Company, the Company does not believe any such suit, even if decided against the Company, would have a material effect on the Company's financial condition or results of operations.

    In addition, the Company, like many other companies that operate in regulated businesses, is from time to time the subject of various governmental inquiries and investigations. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for further information.

ITEM 2.  CHANGES IN SECURITIES.

         None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           (a) The Company held its annual meeting of shareholders on May 22, 2000.

           (b) The Company's shareholders elected J. Carter Bacot, Eric S. Dobkin, Roy A. Guthrie, Keith W. Hughes, William M. Isaac, Judy Jolley Mohraz, H. James Toffey, Jr. and Kenneth Whipple to the Board of Directors. No other director's terms continued after this meeting.

           (c) The Company's shareholders voted for the election of the directors listed in paragraph (b), as follows:

              Directors                        Number of Votes
              ---------                        ---------------
              Keith W. Hughes                  585,157,408
              J. Carter Bacot                  634,361,565
              Eric S. Dobkin                   620,069,349
              Roy A. Guthrie                   634,473,957
              William M. Isaac                 621,838,642
              Judy Jolley Mohraz               634,129,333
              H. James Toffey, Jr.             634,412,009
              Kenneth Whipple                  626,352,124






      The Company's shareholders also voted on the approval of the selection by the Audit Committee of Ernst & Young L.L.P. as the Company's independent public accountants for 2000, as follows:

                  Votes For         Votes Against          Abstain
                  ---------         -------------          -------

                 638,203,240           860,671            2,003,606

       The Company's shareholders also voted on a proposal for increasing the Class A Common shares available under the Incentive Compensation Plan, as follows:

                  Votes For         Votes Against          Abstain
                  ---------         -------------          -------
                 338,816,341         235,013,744           3,535,456



       The Company's shareholders also voted on a shareholder proposal to establish a committee to monitor the Company's lending practices, as follows:

                  Votes For         Votes Against          Abstain
                  ---------         -------------          -------
                  44,748,203         448,700,751          83,916,587


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

          The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1999 the cautionary statements found on pages 30-31 of such Form 10-K.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits
                (12) Computation of Ratio of Earnings to Fixed
                      Charges.
                 (27) Financial Data Schedule.

                 (99) Residual Value Obligation

           (b)   Reports on Form 8-K

                 During the second quarter ended June 30, 2000, the Company filed Current Reports on Form 8-K dated April 11, 2000 (announcing financial results for the quarter ended March 31, 2000); April 17, 2000 (announcing the completion of the acquisition of Arcadia Financial Ltd.); and May 2, 2000 (announcing the Company publicly released a 1999 annual report supplement containing financial information and key data as of and for the years ended December 31, 1995 through December 31,
           1999).

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              August 10, 2000

                              ASSOCIATES FIRST CAPITAL CORPORATION
                                          (registrant)





                              By: /s/ David J.  Keller
                                 ------------------------------
                                 Executive Vice President
                                 and Principal Accounting Officer