Form 10-Q
period 2000-09-30
ASSOCIATES FIRST CAPITAL CORP
filed 2000-11-14
CIK 7974

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549-1004

 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ------------------------------
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

As of September 30, 2000, the registrant had 1,150,000,000 and 144,191,583, respective shares of Class A and Class B Common Stock authorized, 729,191,583 shares of Class A Common Stock issued, of which 728,553,088 shares were outstanding; and no shares of Class B Common Stock were issued or outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.


               ASSOCIATES FIRST CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF EARNINGS
             (In Millions, Except Per Share Amounts)
                           (Unaudited)

                              Nine Months Ended     Three Months Ended
                                 September 30          September 30
                              2000         1999     2000          1999
                              ----         ----     ----          ----
REVENUE
  Finance charges           $7,115.3    $6,787.6   $2,500.0    $2,241.6
  Servicing related income   1,441.2       892.2      502.6       386.1
  Insurance premiums           857.1       785.5      302.5       268.7
  Investment and other
   income                      501.4       509.7      214.5       144.2
                            --------    --------   --------    --------
                             9,915.0     8,975.0    3,519.6     3,040.6

EXPENSES
  Interest expense           3,061.4     2,917.8    1,052.2       992.5
  Operating expenses         3,228.4     2,900.0    1,137.7       948.9
  Provision for losses on
   finance receivables       1,390.7     1,096.5      489.8       369.3
  Insurance benefits paid
   or provided                 435.7       330.2      166.3       111.3
                            --------    --------   --------    --------
                             8,116.2     7,244.5    2,846.0     2,422.0
                            --------    --------   --------    --------

EARNINGS BEFORE PROVISION
 FOR INCOME TAXES            1,798.8     1,730.5      673.6       618.6
PROVISION FOR INCOME TAXES     647.5       648.8      231.2       231.8
                            --------    --------    -------    --------
NET EARNINGS                $1,151.3    $1,081.7   $  442.4    $  386.8
                            ========    ========   ========    ========
NET EARNINGS PER SHARE
  Basic                     $   1.58    $   1.49   $   0.61    $   0.53
                            ========    ========   ========    ========
  Diluted                   $   1.58    $   1.48   $   0.61    $   0.53
                            ========    ========   ========    ========



     See notes to consolidated interim financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
                    CONSOLIDATED BALANCE SHEET
       (Dollars In Millions, Except Per Share Information)

                                                   September 30 December 31
                                                       2000        1999
                                                   ------------ -----------
                                                    (Unaudited)
                              ASSETS
CASH AND CASH EQUIVALENTS                          $ 3,203.4     $ 1,026.3
INVESTMENTS IN DEBT AND EQUITY SECURITIES            9,483.3       7,176.5
FINANCE RECEIVABLES, net of unearned finance
 income, allowance for losses and insurance
 policy and claims reserves                         67,554.8      65,656.8
OTHER ASSETS                                        12,776.1       9,097.2
                                                   ---------     ---------
    Total assets                                   $93,017.6     $82,956.8
                                                   =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE, unsecured short-term
  Commercial Paper                                 $32,844.2     $25,991.9
  Bank Loans                                           460.0       1,261.5
ACCOUNTS PAYABLE AND ACCRUALS                        5,079.7       4,498.9
LONG-TERM DEBT
  Senior Notes                                      43,507.4      40,978.8
  Subordinated and Capital Notes                       425.1         425.2
                                                   ---------     ---------
                                                    43,932.5      41,404.0

MINORITY INTEREST IN EQUITY OF CONSOLIDATED
  SUBSIDIARY                                            76.7           -

STOCKHOLDERS' EQUITY
  Series A Junior Participating Preferred
   Stock, $0.01 par value, 734,500 shares
   authorized, no shares issued or outstanding           -             -
  Class A Common Stock, $0.01 par value,
   1,150,000,000 shares authorized, 729,191,583
   and 728,747,443 shares issued in 2000 and
   1999, respectively                                    7.3           7.3
  Class B Common Stock, $0.01 par value,
   144,118,820 shares authorized, no shares
   issued or outstanding                                 -             -
  Paid-in Capital                                    5,288.0       5,282.1
  Retained Earnings                                  5,511.0       4,501.8
  Accumulated Other Comprehensive (Loss) Income       (162.4)         44.7
  Less 638,495 and 597,785 shares of Class A
   Common Stock at cost held in treasury in 2000
   and 1999, respectively and Other                    (19.4)        (35.4)
                                                   ---------     ---------
     Total stockholders' equity                     10,624.5       9,800.5
                                                   ---------     ---------
     Total liabilities and stockholders' equity    $93,017.6     $82,956.8
                                                   =========     =========




     See notes to consolidated interim financial statements.

               ASSOCIATES FIRST CAPITAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Millions)
                           (Unaudited)

                                                  Nine Months Ended
                                                     September 30
                                                  2000          1999
                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                 $ 1,151.3     $ 1,081.7
  Adjustments to reconcile net earnings for
   Non-cash and other operating activities:
    Provision for losses on finance receivables  1,390.7       1,096.5
    Amortization of goodwill and other
     intangible assets                             210.5         160.6
    Depreciation and other amortization            339.7         210.9
    Other operating activities                    (109.0)       (374.9)
                                              ----------     ---------
      Net cash provided from operating
       activities                                2,983.2       2,174.8
                                              ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated               (41,952.3)    (48,489.4)
  Finance receivables liquidated                33,686.8      43,078.8
  Sale of finance businesses and branches            -         1,659.4
  Acquisitions of loan portfolios and other
   finance businesses, net                      (3,984.1)     (5,112.0)
  Proceeds from securitization of finance
   receivables                                   3,694.9       2,479.4
  Other investing activities                       576.4      (1,126.0)
                                               ---------     ---------
      Net cash used for investing
       activities                               (7,978.3)     (7,509.8)
                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                    11,514.9       9,635.8
  Retirement of long-term debt                  (9,827.6)     (7,249.6)
  Increase (decrease) in notes payable           5,651.7        (943.6)
  Other financing activities                      (141.0)        (94.7)
                                               ---------     ---------
      Net cash provided from financing
       activities                                7,198.0       1,347.9
                                               ---------     ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS ON CASH                               (25.8)         89.5
                                               ---------     ---------
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     2,177.1      (3,897.6)


CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       1,026.3       4,665.6
                                               ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 3,203.4     $   768.0
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

     In September 2000, the Company and Citigroup Inc. announced they had entered into a definitive merger agreement. Pursuant to an Agreement and Plan of Merger dated as of October 6, 2000 (the "Agreement"), the Company and Citigroup Inc. have agreed to merge a wholly-owned subsidiary of Citigroup Inc. with and into the Company. Under the Agreement, holders of the Company's common stock will receive 0.7334 shares of Citigroup Inc. common stock for each share of the Company's common stock. The merger is expected to be completed prior to December 31, 2000. Upon consummation of the merger, the Company will become an indirect wholly-owned subsidiary of Citigroup Inc.


NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated interim financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period financial statement amounts have been reclassified to conform to the current period presentation.

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


NOTE 3 - SIGNIFICANT TRANSACTIONS

     In January 2000, the Company entered into an agreement with KeyCorp, under which the companies jointly manage KeyCorp's credit card program. Additionally, the Company acquired KeyCorp's credit card receivables portfolio with a fair market value of $1.3 billion and intangible assets, primarily related to customer lists and operating agreements, of approximately $350 million for $1.7 billion.

     In April 2000, the Company acquired Arcadia Financial Ltd. ("Arcadia") for approximately $195 million which approximated the fair value of the intangible assets established in the acquisition. Arcadia had approximately $470 million in senior and subordinated notes at the time of the acquisition. At September 30, 2000, the Company managed approximately $3.0 billion of Arcadia's serviced assets originated and sold with servicing retained prior to the acquisition. In addition, the Company continues to securitize new originations.

     In July 2000, the Company completed the purchase of approximately $0.6 billion in credit card receivables from Zale Corporation ("Zale") and entered into an operating agreement for Zale's on-going credit card business.

     In September 2000, the Company acquired a 73% interest (22% of which was transferred to the Company from escrow on October 20, 2000) in Unimat Life Kabushiki Kaisha ("Unimat") for approximately $0.6 billion. The balance sheet reflects the minority interest in equity of consolidated subsidiary. Goodwill and other intangibles were approximately $0.3 billion. At the time of the acquisition, the fair market value of Unimat's net assets was approximately $0.4 billion. The Company expects to acquire the remaining minority interest, as set forth in the purchase agreement, in the first quarter of 2001.

     All of the transactions described above were accounted for as purchases. The results of operations are included in the consolidated results of the Company from the respective acquisition dates. The allocation of the purchase price for these transactions is based upon preliminary estimates and may be refined as additional information is available.


NOTE 4 - EARNINGS PER SHARE

     Earnings per share on a basic and diluted basis for the periods indicated is calculated as follows (in millions, except per share amounts):

                                         Nine Months Ended    Three Months Ended
                                            September 30         September 30
                                         2000         1999     2000       1999
                                         ----         ----     ----       ----
  Basic net earnings per share: (1)
    Net earnings                        $1,151.3   $1,081.7    $442.4   $386.8
    Weighted average shares
     outstanding                           727.6      728.0     728.0    728.1
                                        $   1.58    $  1.49    $ 0.61    $0.53
                                        ========    =======    ======   ======

  Diluted net earnings per share: (1)
    Net earnings                        $1,151.3   $1,081.7    $442.4   $386.8
    Weighted average shares
     outstanding plus assumed
     conversions                           729.1      732.2     730.0    731.6
                                        $   1.58    $  1.48    $ 0.61    $0.53
                                        ========    =======    ======   ======
 Calculation of weighted average
   shares outstanding plus
   assumed conversions:
    Weighted average shares
     outstanding                           727.6     728.0      728.0    728.1
    Effect of dilutive securities            1.5       4.2        2.0      3.5
                                        --------    ------     ------   ------
                                           729.1     732.2      730.0    731.6
                                        ========    ======     ======   ======

(1) Net earnings and earnings per share for the nine months ended September
30, 2000 include a special pre-tax charge of approximately $112 million as described in
Note 7.  Excluding the special pre-tax charge, net earnings would have been
$1,222.1 million and basic and diluted earnings per share would have been $1.68.


     During the nine months ended September 30, 2000 and 1999, the Company declared and paid cash dividends of $0.195 and $0.165 per common share, respectively.


NOTE 5 - COMPREHENSIVE INCOME

     The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in millions):


                                                September 30   December 31
                                                    2000          1999
                                                ------------   -----------
  Foreign currency translation adjustments        $ (32.8)       $ 148.8
  Net unrealized loss on available-for-sale
   securities                                      (129.6)        (104.1)
                                                  -------        -------
    Accumulated other comprehensive (loss)income  $(162.4)       $  44.7
                                                  =======        =======

     Comprehensive income, net of tax, for the nine and three-month periods ended September 30, 2000 and 1999 consisted of the following components (in millions):

                                    Nine Months Ended   Three Months Ended
                                       September 30        September 30
                                     2000       1999      2000      1999
                                     ----       ----      ----      ----

  Net earnings                     $1,151.3   $1,081.7   $442.4    $386.8
  Foreign currency translation
   adjustments                       (181.6)      (0.9)   (67.1)     14.0
  Net unrealized (loss) gain on
   available-for-sale securities      (25.5)     (31.5)   (19.5)      5.9
                                   --------   --------   ------    ------
    Comprehensive income           $  944.2   $1,049.3   $355.8    $406.7
                                   ========   ========   ======    ======

NOTE 6 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Available-for-sale securities consist of retained securitization interests, notes and preferred stock and other equity securities primarily held by the Company's insurance subsidiaries. The estimated market value at September 30, 2000 and December 31, 1999 was $9.5 billion and $7.1 billion, respectively. The amortized cost at September 30, 2000 and December 31, 1999 was $9.7 billion and $7.3 billion, respectively. Realized gains or losses on sales are included in investment and other income. Unrealized gains or losses are included, net of tax, in other comprehensive income, a component of stockholders' equity.

NOTE 7 - FINANCE RECEIVABLES

     At September 30, 2000 and December 31, 1999, finance receivables consisted of the following (in millions):

                                                 September 30   December 31
                                                     2000          1999
                                                 ------------   -----------
  Home equity                                      $27,344.0     $25,015.0
  Personal lending and retail sales finance         17,552.1      16,012.4
  Truck and truck trailer                           12,404.7      13,130.3
  Equipment                                          7,134.6       6,977.3
  Credit card                                        2,149.8       2,247.1
  Auto fleet leasing                                 2,196.5       2,070.1
  Warehouse lending, government guaranteed
   lending and municipal finance                     2,046.3       1,515.9
  Manufactured housing                                   -         1,849.0
                                                  ----------     ---------

    Finance receivables, net of unearned finance
     income of approximately $5.1 billion and $4.7
     billion at September 31, 2000 and December
     31, 1999 ("net finance receivables")           70,828.0      68,817.1
  Allowance for losses on finance receivables       (2,221.2)     (2,174.4)
  Insurance policy and claims reserves              (1,052.0)       (985.9)
                                                   ---------     ---------
Finance receivables, net of unearned
     finance income, allowance for losses
     and insurance policy and claims
     reserves                                      $67,554.8     $65,656.8
                                                   =========     =========

     In January 2000, the Company announced it would discontinue originating loans for manufactured housing. As a result of this decision, the Company took a pre-tax charge against earnings of approximately $112 million. At September 30, 2000, the Company included such finance receivables and related allowance for losses of $1.6 billion and $0.2 billion, respectively, in other assets as finance receivables held for sale or securitization.

     During the nine months ended September 30, 2000, the Company securitized and sold home equity, credit card and automobile retail sales finance receivables portfolios totaling $4.4 billion and retained interests in the related securitization trusts totaling $794 million. Pre-tax gains of approximately $90 million were recorded on these transactions.

     In September 2000, the Company was notified by certain investors in its securitization transactions that such investors intended to exercise put options totaling approximately $2.0 billion during the fourth quarter of 2000.

NOTE 8 - ALLOWANCE FOR LOSSES ON FINANCE RECEIVABLES

     Changes in the allowance for losses on finance receivables during the periods indicated were as follows (in millions):

                                    Nine Months Ended       Year Ended
                                       September 30         December 31
                                    2000          1999          1999
                                    ----          ----          ----

  Balance at beginning of period $ 2,174.4     $ 1,978.7     $ 1,978.7
    Provision for losses           1,390.7       1,096.5       1,506.4
    Recoveries on receivables
     charged off                     216.8         226.7         268.8
    Losses sustained              (1,428.7)     (1,284.9)     (1,717.1)
    Reserves of receivables sold
     or held for securitization     (199.7)       (178.0)       (214.0)
    Reserves of acquired
     businesses                       99.4         298.7         316.2
    Other                            (31.7)         33.2          35.4
                                 ---------     ---------     ---------
  Balance at end of period       $ 2,221.2     $ 2,170.9     $ 2,174.4
                                 =========     =========     =========

NOTE 9 - OTHER ASSETS

     The components of other assets at September 30, 2000 and December 31, 1999 were as follows (in millions):

                                           September 30    December 31
                                               2000           1999
                                               ----           ----

  Goodwill                                  $ 3,968.0       $3,747.8
  Notes and other receivables                 2,069.9        1,877.9
  Finance receivables held for
   sale or securitization, net (1)            2,375.8          153.0
  Other intangible assets, net                2,137.8        1,579.4
  Property and equipment                        764.5          662.2
  Collateral held for resale                    670.9          431.7
  Relocation client advances                    288.8          185.4
  Other                                         500.4          459.8
                                            ---------       --------
    Total other assets                      $12,776.1       $9,097.2
                                            =========       ========



(1) At September 30, 2000, finance receivables held for sale or securitization includes approximately $575 million of credit card finance receivables acquired from Zale and approximately $1.4 billion of manufactured housing net finance receivables as discussed in Note 7.



NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to hedge specific exposures as part of its risk management program. The Company hedges its yen denominated net investment in its Japanese subsidiaries through the use of forward contracts. Other instruments currently used by the Company are currency swap, interest rate swap, interest rate option, municipal bond and treasury futures and option contracts. All of these instruments are held for purposes other than trading. The Financial Accounting Standards Board has issued new standards for accounting for derivative transactions to become effective in 2001. The Company has not completed its analysis of the impact this pronouncement will have on future operating results.

     Foreign currency forward exchange agreements have been designated for accounting purposes as hedges of certain of the Company's foreign currency denominated net investments. Under these agreements, the Company is obligated to deliver specific foreign currencies in exchange for United States dollars at varying times over the next year. The aggregate notional amount of these agreements was $5.3 billion and $2.8 billion at September 30, 2000 and December 31, 1999, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been an asset of $19.0 million and a liability of $389.0 million, respectively.

     Foreign currency swap agreements have been designated for accounting purposes as hedges of specific foreign currency exposures under certain debt obligations. Under these agreements, the Company and the agreement counterparties are obligated to exchange specific foreign currencies at varying times over the next four years. The aggregate notional amount of these agreements at September 30, 2000 and December 31, 1999 was $5.6 billion and $5.9 billion, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been a liability of $330.0 million and $307.9 million, respectively.

     Interest rate swap and interest rate option agreements are used by the Company to hedge the effect of interest rate movements on existing debt and anticipated debt and asset securitization transactions. The aggregate notional amount of interest rate swap agreements at September 30, 2000 and December 31, 1999 was $15.8 billion and $9.2 billion, respectively. The fair value of such agreements at September 30, 2000 and December 31, 1999 would have been a liability of $96.1 million and $46.7 million, respectively. The aggregate notional amount of interest rate option agreements was $1.5 billion at September 30, 2000. The fair value of such agreements at September 30, 2000 would have been a liability of $5.2 million. Interest rate swap and interest rate option agreements mature on varying dates over the next 30 years.

     Treasury futures and option contracts are used to minimize fluctuations in the value of preferred stock investments. The aggregate notional amount of futures and option contracts at September 30, 2000 and December 31, 1999 was $306.5 million and $536.2 million, respectively. The fair value of these contracts at September 30, 2000 and December 31, 1999 would have been a liability of $0.4 million and an asset of $12.4 million, respectively. Such contracts mature on varying dates through 2000.

     Municipal bond futures are used to minimize fluctuations in the value of municipal bond investments. The aggregate notional amount of municipal bond futures contracts at September 30, 2000 and December 31, 1999 was $261.6 million and $180.1 million, respectively. The fair value of these contracts at September 30, 2000 and December 31, 1999 would have been an asset of $2.7 million and $2.4 million, respectively. Such contracts mature on varying dates through 2000.

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

                                 U.S.      U.S.
                                Credit   Consumer                International
                                 Card    Finance    Commercial      Finance      Total
                                ------   --------   ---------     ------------   -----
Total revenue
 Nine months ended:
   September 30, 2000         $ 2,752.7  $ 3,478.4  $ 2,133.9     $ 2,545.3    $10,910.3
   September 30, 1999           2,097.9    3,249.0    2,330.9       2,065.2      9,743.0

 Three months ended:
   September 30, 2000         $ 1,014.5  $ 1,219.6  $   749.6     $   900.5     $3,884.2
   September 30, 1999             728.8    1,070.5      790.7         720.3      3,310.3


Segment earnings
 Nine months ended:
   September 30, 2000 (2)     $   434.9  $   564.5  $   106.6     $   692.8     $1,798.8
   September 30, 1999             280.8      541.8      375.5         532.4      1,730.5

 Three months ended:
   September 30, 2000         $   191.2  $   178.6  $    34.8     $   269.0     $  673.6
   September 30, 1999             117.4      175.3      118.0         207.9        618.6

Finance receivables (1):
   September 30, 2000         $15,848.0  $33,891.0  $22,311.5     $16,357.1    $88,407.6
   December 31, 1999           13,234.9   30,091.1   22,397.9      13,196.0     78,919.9

(1) Commercial finance receivables exclude the manufactured housing owned finance receivables and serviced assets of $1.6 billion and $3.3 billion, respectively, at September 30,2000 and $1.8 billion and $3.6 billion at December 31, 1999, respectively.  The owned receivables have been reclassified to finance receivables held for sale or securitization and are included in other assets.  Additionally, U.S. Consumer Finance receivables excludes the serviced assets of Arcadia securitized prior to the acquisition of Arcadia of $3.0 billion at September
30, 2000.

(2) Excluding the pre-tax charge for Associates Housing Finance ("AHF"), commercial segment earnings and total earnings would have been $219.0 million and $1.9 billion, respectively.

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

     The following tables contain selected Managed Basis financial information (in millions):

                                 Nine Months Ended            Three Months
Ended
                                    September 30                 September 30
                                 2000          1999           2000         1999
                                 ----          ----           ----         ----
Finance charges              $  9,551.8    $  8,447.8      $ 3,367.2     $2,897.3
Insurance premiums                857.1         785.5          302.5        268.7
Investment and other income       501.4         509.7          214.5        144.2
                              ---------    ----------      ---------     ---------
Total revenue                  10,910.3       9,743.0        3,884.2      3,310.2

Interest expense                3,520.2       3,142.5        1,226.4      1,074.8
Operating expenses              3,228.4       2,900.0        1,137.7        948.9
Provision for losses            1,927.2       1,639.8          680.2        556.6
Insurance benefits paid
 or provided                      435.7         330.2          166.3        111.3
                              ---------    ----------      ---------    ---------

    Total expenses              9,111.5       8,012.5        3,210.6      2,691.6
                              ---------    ----------      ---------    ---------

Earnings before provision
 for income taxes               1,798.8       1,730.5          673.6        618.6
Provision for income taxes        647.5         648.8          231.2        231.8
                              ---------    ----------      ---------     --------
Net earnings                 $  1,151.3     $ 1,081.7      $   442.4     $  386.8
                              =========     =========      =========     ========



                            September 30  December 31
                                2000         1999
                            ------------  -----------

Net Finance Receivables (1)
  End of period             $ 88,407.6     $78,919.9
  Average                     82,959.6      73,621.8

Total Assets
  End of period             $107,494.5     $95,088.0
  Average                    100,203.3      89,575.4

(1) Excludes the manufactured housing owned finance receivables and serviced assets of $1.6 billion and $3.3 billion, respectively, at September 30, 2000 and $1.8 billion and $3.6 billion, respectively, at December 31, 1999 and the serviced assets of Arcadia originated and sold with servicing retained prior to the acquisition of Arcadia of $3.0 billion at September 30, 2000.
Additionally, the manufactured housing owned finance receivables and serviced assets have been excluded from the calculation of the average net finance receivables for the periods ended September 30, 2000 and December 31, 1999.



Net Earnings

     Net earnings on an owned and managed basis increased for the nine- and three-month periods ended September 30, 2000 over the same periods in the previous year. The principal factors that influenced the changes in the Company's net earnings are described in the sections that follow.


Finance Charges

     Finance charge revenue on a Managed Basis increased for the nine- and three-month periods ended September 30, 2000, compared to the same periods in the prior year, principally as a result of growth in average managed finance receivables outstanding. Finance charge revenue as a percentage of average managed finance receivables ("Finance Charge Ratio") increased to 15.35% and 15.68% for the nine and three-month periods ended September 30, 2000, respectively, from 14.47% and 14.51% for the comparable periods in 1999. The increase in the Finance Charge Ratio principally was due to higher new business yields in response to the rising interest rate environment and a shift in product mix to business activities with higher finance charge rates.


Interest Expense

     Managed Basis interest expense increased to $3.5 billion and $1.2 billion for the nine- and three-month periods ended September 30, 2000, respectively, from $3.1 billion and $1.1 billion for the respective nine- and three-month periods ended September 30, 1999. This increase primarily was due to an increase in average debt outstanding for each of the comparative periods. The increase in average debt outstanding principally resulted from the growth in average net finance receivables. Debt is the primary source of funding to support the Company's growth in net finance receivables. Additionally, the Company's total average borrowing rate increased from 5.48% for the nine months ended September 30, 1999 to 5.82% for the nine months ended September 30, 2000.


Net Interest Margin

     As a result of the factors discussed in the finance charges and interest expense sections above, Managed Basis net interest margin increased to $6.0 billion and $2.1 billion for the nine- and three-month periods ended September 30, 2000, respectively, compared to $5.3 billion and $1.8 billion for the comparable periods in the prior year. The Company's Managed Basis net interest margin expressed as a ratio of average managed finance receivables also improved to 9.69% and 9.97% for the nine and three-month periods ended September 30, 2000, respectively, compared to 9.09% and 9.13% for the comparable periods in the prior year.


Investment and Other Income

     Investment and other income, on a Managed Basis, was $501.4 million and $214.5 million for the nine and three-month periods ended September 30, 2000, respectively, compared to $509.7 million and $144.2 million for the comparable periods in 1999.

     The increase in investment and other income for the three-month period ended September 30, 2000 as compared to the prior year period primarily relates to an increase in investment and fee related income and securitization gains. The decrease in investment and other income for the nine-month period ended September 30, 2000 as compared to the prior year period primarily relates to the special pre-tax charge related to the write down of the manufactured housing securitization retained interest, the earnings of net assets held for sale and businesses sold during the first quarter of 1999, and the net proceeds on the sale of the Company's recreational vehicle business which were included in investment and other income for the three-month period ended March 31, 1999. This was partially offset by pre-tax gains on securitizations during the nine months ended September 30, 2000.


Operating Expenses

     Nine- and three-month Managed Basis operating expenses for the periods ended September 30, 2000 were higher on a dollar basis than in the corresponding periods in 1999, reflecting growth in the size of the Company and business mix. Operating expenses as a percentage of average managed finance receivables ("Operating Expense Ratio") increased to 5.19% and 5.30% for the nine and three months ended September 30, 2000, respectively, compared to 4.97% and 4.75% for the same periods in the prior year. The increase in the Operating expense ratio for the nine and three months ended September 30, 2000 is primarily the result of a $34 million pre-tax charge relating to change in control features of certain benefit plans of the Company resulting from the merger agreement with Citigroup Inc. and a $25 million charge in the first quarter of 2000 related to the discontinuation of the manufactured housing loan origination business. The Company's efficiency ratio, measured as the ratio of total Managed Basis operating expenses divided by total Managed Basis revenue net of Managed Basis interest expense and insurance benefits paid or provided, adjusted to exclude the $34 million and $25 million pre-tax charge as described above, was 45.3% and 44.3% for the nine and three-month periods ended September 30, 2000, respectively compared to 46.3% and 44.7% for the same periods in the prior year.


Provision for Losses

     The Company's Managed Basis provision for losses increased to $1.9 billion for the first nine months of 2000 from $1.6 billion for the same period in 1999. The provision for losses for the three-month period ended September 30, 2000 increased to $680.2 million from $556.6 million in the prior year period. In both periods, the provision increased as a result of increased credit losses.

     Total Managed Basis net credit losses from on-going operations, which excludes the Company's Associates Housing Finance ("AHF") unit, as a percentage of average managed finance receivables (the "Loss Ratio") were 2.81% and 2.84% for the nine and three-month periods ended September 30, 2000, respectively, compared to 2.78% and 2.73% for the same periods in 1999. The increase in the Loss Ratio for the three months ended September 30, 2000 was primarily due to higher loss rates in the personal lending and sales finance and truck and truck trailer portfolios.


Provision for Income Taxes

     The estimated effective tax rate for the Company was revised to 36 percent for this year, down from 37 percent that was incorporated in the Company's results for the first half of the year. This revision reflects improved estimates of the Company's tax provisions based on a recent review of its domestic and international tax positions.


Financial Condition

     Managed finance receivables increased $9.5 billion during the nine-month period ended September 30, 2000 to $88.4 billion. The increase in managed finance receivables primarily was the result of the previously described acquisitions and internal growth in the home equity portfolio and personal lending and sales finance portfolios. The Company did not include manufactured housing receivables in total managed receivables because it had discontinued these loan origination operations. The Company will continue to service manufactured housing accounts and report manufactured housing receivables as a component of total managed assets.

     Composite 60+days contractual delinquency from ongoing operations was 2.58% of managed finance receivables at September 30, 2000, compared to 2.81% at December 31, 1999. This decrease is primarily a result of lower delinquencies in the home equity, personal lending and credit card portfolios. The allowance for losses to net finance receivables declined to 3.14% at September 30, 2000 from 3.16% at December 31, 1999. Composite 60+days contractual delinquency for the Company's AHF unit was 1.97% of managed receivables at September 30, 2000. The loss ratio for the Company's AHF unit was 3.23% of managed receivables for the nine months ended September 30, 2000 compared to 2.28% for the prior year period.

     Company management believes the allowance for losses at September 30, 2000 is sufficient to provide adequate coverage against losses in its portfolios.


Liquidity and Capital Resources

     Through its asset and liability management function, the Company maintains a disciplined approach to the management of liquidity, capital, interest rate risk and foreign exchange risk. The Company has a formal process for managing its liquidity to ensure that funds are available to meet the Company's commitments.

     The Company's principal sources of cash are proceeds from the issuance of short- and long-term debt, cash provided from the Company's operations and asset securitizations. Management believes that the Company has available sufficient liquidity to support its operations from a combination of cash provided from operations, external borrowings and asset securitizations. The Company maintains a universal shelf registration statement with remaining capacity of $5.7 billion. A subsidiary of the Company also maintains an effective shelf registration statement for the issuance of debt related securities with remaining capacity of $16.1 billion.

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

     At September 30, 2000, the Company had short- and long-term debt outstanding of $33.3 billion and $43.9 billion, respectively. Short-term debt principally consists of commercial paper and represents the Company's primary source of short-term liquidity. Long-term debt principally consists of senior unsecured long-term debt issued by the Company's principal domestic operating subsidiary, and to a lesser extent, private and public borrowings made by the Company's foreign subsidiaries. During the nine months ended September 30, 2000 and 1999, the Company raised term debt aggregating $10.8 billion and $9.6 billion, respectively, through public and private offerings.

     Substantial additional liquidity is available to the Company's operations through established credit facilities in support of its net short-term borrowings. Such credit facilities provide a means of refinancing its maturing short-term obligations as needed. At September 30, 2000, these credit facilities were allocated to provide at least 75% backup coverage of the Company's recurring commercial paper borrowings and utilized uncommitted lines of credit. Under a debt covenant associated with a syndicated credit facility, the Company requires a minimum tangible net worth of $3.5 billion. At September 30, 2000, the Company's tangible net worth, as defined in the syndicated credit facility, was approximately $6.7 billion.

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

     Certain debt issues are subject to put or call redemption provisions whereby repayment may be required prior to the maturity date. As applicable, the amount of the option premium received by the Company is deferred and
amortized over the expected life.    Additionally, the Company has written put
options in aggregate of up to $5.3 billion principal amounts of certificates backed by finance receivables which requires it, under certain circumstances, to purchase, upon request of the holder, the securities issued. The Company has recorded a liability of $22 million in connection with these options. In September 2000, the Company was notified by certain investors in its securitization transactions that such investors intended to exercise put options totaling approximately $2.0 billion during the fourth quarter of 2000.

     In the second quarter of 2000, the Company's board of directors authorized the repurchase of up to 50 million shares of the Company's stock, to be implemented over time and funded through excess capital formation. On Sept. 6, 2000, the Company and Citigroup Inc. announced they entered into a merger agreement as discussed in Note 1 to the consolidated financial statements. Subsequent to the announcement of the Agreement, the Company's board of directors rescinded the authorization to repurchase up to 50 million shares of company stock. No company stock was repurchased under the Company's board of directors initial authorization.

     As part of its risk management activities, the Company hedges its net investment in its Japanese subsidiaries through the use of forward contracts to hedge the Yen denominated investment. The Financial Accounting Standards Board has issued new standards for accounting for derivative transactions to become effective in 2001. The company has not completed its analysis of the impact this pronouncement will have on future operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has no material changes to report from the disclosure set forth in the Company's Form 10-K for the year ended December 31, 1999.

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits
            (12)  Computation of Ratio of Earnings to Fixed Charges.
            (27)  Financial Data Schedule.
            (99)  Residual Value Obligation.

        (b) Reports on Form 8-K

            During the third quarter ended September 30, 2000, The Company filed a Current Report on Form 8-K as of July 18, 2000 announcing earnings for the second quarter of 2000);
            and September 6, 2000 (announcing it
            entered into an agreement to merge with Citigroup).

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              November 14, 2000

                              ASSOCIATES FIRST CAPITAL CORPORATION
                                          (registrant)





                              By: /s/ David J.  Keller
                                 ------------------------------
                                 Executive Vice President
                                 and Principal Accounting Officer